Form 10-Q
period 2023-09-30
NB Bancorp, Inc.
filed 2023-11-22
CIK 1979330

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 333-272567

NB Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	93-2560883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1063 Great Plain Avenue Needham, Massachusetts	02492
(Address of Principal Executive Offices)	(Zip Code)

(781) 444-2100

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES ☐     NO ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 22, 2023.

NB Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

NB Bancorp, Inc. (the “Company,” “we” or “our”) is the proposed stock holding company for Needham Bank. The Company will become the holding company for Needham Bank upon the completion of the conversion of NB Financial, MHC from the mutual holding company to the stock holding company form of organization. As of September 30, 2023, the conversion transaction had not been completed, and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q relate solely to NB Financial, MHC, the Bank’s current mutual holding company, and its subsidiaries.

The unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes of NB Financial, MHC as of and for the years ended December 31, 2022 and 2021 contained in the Company’s definitive prospectus dated October 20, 2023 (the “Prospectus”), as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) promulgated under the Securities Act of 1933, as amended.

Part I. – Financial Information

Item 1.Financial Statements

NB Financial, MHC and Subsidiary

Consolidated Balance Sheets

September 30, 2023 (Unaudited) and December 31, 2022

(in thousands)

	September 30, 2023	December 31, 2022
Assets
Cash and due from banks	$102,452	$131,073
Federal funds sold	31,382	25,472

Total cash and cash equivalents	133,834	156,545

Investment securities:
Available for sale, at fair value	196,943	245,480
Loans receivable, net of allowance for credit losses of $31,889 and $25,028 as of September 30, 2023 and December 31, 2022, respectively	3,683,262	2,990,417
Accrued interest receivable	15,846	10,837
Banking premises and equipment, net	35,964	35,344
Depositors Insurance Fund	139	139
Federal Home Loan Bank stock	17,622	13,182
Federal Reserve Bank stock	9,797	8,104
Non-public investments	10,363	10,592
Bank owned life insurance "BOLI"	50,123	49,006
Prepaid expenses and other assets	65,485	57,167
Income tax refunds receivable	266	4,134
Deferred income tax asset	12,148	11,388

Total assets	$4,231,792	$3,592,335

Liabilities and equity

Deposits	$3,436,659	$2,886,743
Mortgagors' escrow accounts	3,953	4,064
FHLB Borrowings	345,634	293,082
Accrued expenses and other liabilities	65,368	52,399
Accrued retirement liabilities	14,477	11,982

Total liabilities	3,866,091	3,248,270

Commitments and contingencies (Notes 9, 11 & 13)

Equity:
Retained earnings	379,792	358,466
Accumulated other comprehensive loss	(14,091)	(14,401)
	365,701	344,065

	$4,231,792	$3,592,335

The accompanying notes are an integral part of these financial statements.

NB Financial, MHC and Subsidiary

Consolidated Statements of Income

Three and Nine Months Ended September 30, 2023 and 2022

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$56,698	$29,628	$150,281	$75,925
Interest on investments securities	1,105	1,461	3,612	3,808
Interest on cash equivalents and other	1,451	368	2,727	1,098
	59,254	31,457	156,620	80,831
INTEREST EXPENSE
Interest on deposits	20,789	2,417	50,549	6,231
Interest on borrowings	5,325	708	10,871	712
	26,114	3,125	61,420	6,943

NET INTEREST INCOME	33,140	28,332	95,200	73,888

PROVISION FOR CREDIT LOSSES	1,965	2,850	7,984	4,100

NET INTEREST INCOME AFTER CREDIT LOSS PROVISION	31,175	25,482	87,216	69,788

NON INTEREST INCOME
Gain from bargain purchase and assumption agreement	—	—	—	1,070
Customer service fees	1,694	1,460	5,180	3,286
Increase in cash surrender value of BOLI	374	410	1,117	786
Mortgage banking income	101	143	469	480
Swap contract income	950	188	2,058	1,260
Employee retention credit income	—	—	3,452	—
Other income	24	35	46	21
	3,143	2,236	12,322	6,903

OPERATING EXPENSES
Salaries and employee benefits	14,658	12,024	44,033	35,271
Director and professional service fees	1,609	986	4,985	3,604
Occupancy and equipment expenses	1,279	1,095	3,926	3,240
Data processing expenses	2,017	1,469	5,456	4,165
Marketing and charitable contribution expenses	918	822	2,972	2,216
FDIC and state insurance assessments	1,215	434	2,844	1,274
General and administrative expenses	1,053	1,149	3,317	2,590
	22,749	17,979	67,533	52,360

INCOME BEFORE TAXES	11,569	9,739	32,005	24,331

INCOME TAXES	3,102	2,645	8,561	6,294

NET INCOME	$8,467	$7,094	$23,444	$18,037

The accompanying notes are an integral part of these financial statements.

NB Financial, MHC and Subsidiary

Consolidated Statement of Comprehensive Income

For the Three and Nine Months Ended September 30, 2023 and 2022

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
NET INCOME	$8,467	$7,094	$23,444	$18,037

OTHER COMPREHENSIVE INCOME (LOSSES):
Unrealized Holding Gains (Losses) on AFS Securities	381	(6,144)	731	(19,006)
Unrealized Holding (Losses) Gains on Cash Flow Hedge	(33)	305	(318)	1,814
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX PROVISIONS	348	(5,839)	413	(17,192)
INCOME TAX PROVISIONS	87	(1,460)	103	(4,298)
OTHER COMPREHENSIVE INCOME (LOSS), AFTER TAX PROVISIONS	261	(4,379)	310	(12,894)
COMPREHENSIVE INCOME	$8,728	$2,715	$23,754	$5,143

The accompanying notes are an integral part of these financial statements.

NB Financial, MHC and Subsidiary

Consolidated Statement of Changes in Equity

For the Three and Nine Months Ended September 30, 2023 and 2022

(in thousands)

		Accumulated
		Other	Total
	Retained	Comprehensive	Shareholders'
	Earnings	Income (Loss)	Equity
Balance, December 31, 2021	$328,401	$(2,272)	$326,129
Net income	4,275	—	4,275
Other comprehensive loss, net of tax	—	(5,424)	(5,424)
Balance, March 31, 2022	$332,676	$(7,696)	$324,980

Net income	6,668	—	6,668
Other comprehensive loss, net of tax	—	(3,091)	(3,091)
Balance, June 30, 2022	$339,344	$(10,787)	$328,557

Net income	7,094	—	7,094
Other comprehensive loss, net of tax	—	(4,379)	(4,379)
Balance, September 30, 2022	$346,438	$(15,166)	$331,272

Balance, December 31, 2022	$358,466	$(14,401)	$344,065
Adoption of ASU 2016-13	(2,118)	—	(2,118)
Net income	8,752	—	8,752
Other comprehensive income, net of tax	—	1,088	1,088
Balance, March 31, 2023	$365,100	$(13,313)	$351,787

Net income	6,225	—	6,225
Other comprehensive loss, net of tax	—	(1,039)	(1,039)
Balance, June 30, 2023	$371,325	$(14,352)	$356,973

Net income	8,467	—	8,467
Other comprehensive income, net of tax	—	261	261
Balance, September 30, 2023	$379,792	$(14,091)	$365,701

The accompanying notes are an integral part of these financial statements.

NB Financial, MHC and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(in thousands)

	Nine months	Nine months
	ended	ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,444	$18,037
Adjustments to reconcile net income to net cash from operating activities:
Net (accretion) amortization of investment securities	(280)	39
Gain from bargain purchase and assumption agreement	—	(1,070)
Amortization of core deposit intangible	112	74
Provision for credit losses	7,984	4,100
Loan hedge fair value adjustments, including amortization	122	436
Change in net deferred loan origination fees	3,647	1,816
Mortgage loans originated for sale	(1,978)	(1,840)
Proceeds from sale of mortgage loans held for sale	1,982	1,876
Gain on sale of mortgage loans	(4)	(36)
Depreciation and amortization expense	2,006	1,769
Increase in cash surrender values of bank owned life insurance	(1,117)	(786)
Deferred income taxes (credits)	(36)	(156)
Changes in operating assets and liabilities:
Accrued interest receivable	(5,009)	(1,729)
Prepaid expenses and other assets	(8,430)	(25,049)
Income tax refunds receivable	3,868	(2,268)
Accrued expenses and other liabilities	10,876	27,399
Accrued retirement liabilities	2,495	2,902

NET CASH PROVIDED FROM OPERATING ACTIVITIES	39,682	25,514

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and pools purchased, net of repayments	(705,768)	(631,545)
Purchases of available-for-sale securities	(28,717)	(174,053)
Maturities, calls and principal repayments of available-for-sale securities	78,265	96,237
Purchases of Federal Home Loan Bank stock, net	(4,440)	(6,688)
Purchases of Federal Reserve stock, net	(1,693)	(368)
Net change in non-public investments	229	(1,953)
Cash acquired under purchase and assumption agreement	—	297,671
Premiums paid on bank-owned life insurance	—	(22,198)
Purchases of banking premises and equipment	(2,626)	(5,896)

NET CASH USED IN INVESTING ACTIVITIES	(664,750)	(448,793)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	549,916	(165,005)
Net change in mortgagors' escrow accounts	(111)	222
Increase in FHLB borrowings, net	52,552	188,128

NET CASH PROVIDED FROM FINANCING ACTIVITIES	602,357	23,345

RESULTING IN A NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,711)	(399,934)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	156,545	467,050

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$133,834	$67,116

Supplemental disclosure of cash paid during the period for:
Interest	$58,845	$6,585
Income taxes	$4,678	$8,561

Supplemental disclosure of non-cash transactions:
Cumulative effect adjustment due to adoption of CECL accounting standard under ASC 326, net of income taxes	$(2,118)	$—
Initial recognition of right of use assets under ASC 842	—	(1,505)
Initial recognition of operating lease liabilities under ASC 842	—	1,505
Unrealized gains (losses) on securities available for sale	731	(19,006)
Unrealized holding (losses) gains on cash flow hedge	(318)	1,814

The accompanying notes are an integral part of these financial statements.

NB Financial, MHC and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

Note 1 – Organization, Activities and Significant Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at December 31, 2022. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, and, as such, have a greater possibility of producing results that could be materially different than originally reported. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations. There have been no significant changes to the application of significant accounting policies since December 31, 2022, except for the following:

Adoption of New Accounting Standard – On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13 - Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) along with amendments ASU 2019-11 - Codification Improvements to Topic 326, Financial Instruments – Credit Losses, and ASU 2022-02 - Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). Together, these ASUs, referred to herein as Accounting Standards Codification (“ASC”) “ASC 326”, replace the incurred loss impairment methodology with the current expected credit loss methodology (“CECL”) and require consideration of a broader range of information to determine credit loss estimates at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASC 326 applies to financial assets subject to credit losses that are measured at amortized cost and certain off-balance sheet credit exposures, which include, but are not limited to, loans receivable, leases, held to maturity (“HTM”) securities, loan commitments, and financial guarantees.

In addition, ASC 326 made changes to the accounting for available for sale (“AFS”) debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell.

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other than-temporarily impaired investment securities. Upon adoption of ASC 326, the Company determined that an allowance for credit losses on available for sale securities was not deemed material.

For AFS debt securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings through an allowance for credit loss. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2023, there was no allowance for credit loss related to the available for sale portfolio. Accrued interest receivable on available for sale debt securities totaled $1.5 million at September 30, 2023 and was excluded from the estimate of credit losses.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures, which included loans receivable and commitments to extend credit (loan commitments and stand-by letters of credit), respectively. The Company does not have any securities classified as HTM. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts are reported in accordance with previously applicable GAAP.

The following table presents the impact to the consolidated balance sheet as the result of adopting ASC 326 effective January 1, 2023.

	January 1, 2023	December 31, 2022	Impact of
	Post-ASC 326	Pre-ASC 326	ASC 326
(Dollars in thousands)	Adoption	Adoption	Adoption
Assets:
Loans receivable, net of deferred fees and costs	$3,015,445	$3,015,445	$—
Allowance for credit losses	(26,187)	(25,028)	(1,159)
Deferred income tax asset	7,862	7,035	827

Liabilities:
Reserve for unfunded commitments	(1,786)	—	(1,786)

Equity:
Retained earnings	356,348	358,466	(2,118)

Loans Receivable and Allowance for Credit Losses (“ACL”) – Loans that management has the intent and ability to hold for the foreseeable future or until loan maturity or pay-off are reported held for investment at their outstanding principal balance adjusted for any charge-offs and net of any deferred fees (including purchase accounting adjustments) and origination costs (collectively referred to as “amortized cost”). Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of the yield using the payment terms required by the loan contract.

Loans are generally placed into nonaccrual status when they are past due 90 days or more as to either principal or interest or when, in the opinion of management, the collection of principal and/or interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest or past due less than 90 days and the borrower demonstrates the ability to pay and remain current. When cash payments are received, they are applied to principal first, then to accrued interest. It is the Company’s policy not to record interest income on nonaccrual loans until principal has become current. In certain instances, accruing loans that are past due 90 days or more as to principal or interest may not go on nonaccrual status if the Company determines that the loans are well-secured and are in the process of collection. In accordance with ASC 326, the Company elected to exclude accrued interest from the amortized cost basis in its determination of the ACL for loans receivable, and will instead reverse accrued but unpaid interest through interest income in the period in which the loan is placed on nonaccrual status.

The ACL represents management’s best estimate of credit losses over the remaining life of the loan portfolio. Loans are charged-off against the ACL when management believes the loan balance is no longer collectible. Subsequent recoveries of previously charged-off amounts (recoveries) are recorded as increases to the ACL. The provision for credit losses is an amount sufficient to bring the ACL to an estimated balance that management considers adequate to absorb lifetime expected losses in the Company’s held for investment loan portfolio. The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

Management’s determination of the adequacy of the ACL under ASC 326 is based on an evaluation of the composition of the loan portfolio current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The Company uses a third-party CECL model as part of its estimation of the ACL on a quarterly basis. Loans with similar risk characteristics are collectively assessed within pools (or segments). Loss estimates within the collectively assessed population are based on a combination of pooled assumptions and loan-level characteristics. The Company has determined that using federal call codes is an appropriate loan segmentation methodology, as it is generally based on risk characteristics of a loan’s underlying collateral. Using federal call codes also allows the Company to utilize and assess publicly available external information when developing its estimate of the ACL. The weighted average remaining maturity method (“WARM”) is the primary credit loss estimation methodology used by the Company and involves estimating future cash flows and expected credit losses for pools of loans using their expected remaining weighted average life.

In applying future economic forecasts, the Company utilizes a forecast period of one year. The Company considers economic forecasts of national gross domestic product and unemployment rates from the Federal Open Market Committee to inform the model for loss estimation. Historical loss rates used in the quantitative model are primarily derived using both the Bank’s data, supplemented with peer bank data obtained from publicly available sources (i.e., federal call reports). The Bank’s peer group is comprised of financial institutions of relatively similar size (i.e. $1.50 - $5.00 billion of total assets) and in similar markets. Management also considers qualitative adjustments when estimating loan losses to take into account the model’s quantitative limitations. Qualitative adjustments to quantitative loss factors, either negative or positive, may include considerations of trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and depth of management, regional and local economic trends and conditions, and concentrations of credit, competition, and loan review results.

For those loans that do not share similar risk characteristics, the Company evaluates the ACL needs on an individual (or loan by loan) basis. This population of individually evaluated loans (or loan relationships with the same primary source of repayment) is determined on a quarterly basis and is based on whether the risk grade of the loan is substandard or worse and the balance exceeds $500,000, and the loan’s terms differ significantly from other pooled loans. In accordance with the Company’s policy, non-accrual residential real estate loans that are well secured (LTV <75%) are not considered to warrant a downgrade to substandard risk rating and are therefore excluded from individually evaluated loans. Measurement of credit loss is based on the expected future cash flows of an individually evaluated loan, discounted at the loan’s effective interest rate, or measured on an observable market value, if one exists, or the estimated market value of the collateral underlying the loan, discounted to consider estimated costs to sell the collateral for collateral-dependent loans. If the net value is less than the loan’s amortized cost, a specific reserve in the ACL is recorded, which is charged-off in the period when management believes the loan balance is no longer collectible.

The Company’s Allowance Committee approves the key methodologies and assumptions, as well as the final ACL on a quarterly basis. While management uses available information at the time of estimation to determine expected credit losses on loans, future changes in the ACL may be necessary based on changes in portfolio composition, portfolio credit quality, and/or economic conditions. In addition, bank regulatory agencies periodically review its ACL and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Upon the adoption of ASC 326, the Company recognized an adjustment to retained earnings in the amount of $2.1 million, and recorded an adjustment to the allowance for credit losses in loans of approximately of $1.2 million and unfunded commitments on loans in the amount of approximately $1.8 million, net of deferred taxes of approximately $827,000.

Collateral-dependent Loans

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral-dependent loans:

●	Commercial real estate loans may be secured by either owner occupied commercial real estate or non-owner-occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties occupied by operating companies. Repayment is generally from the cash flows of the business occupying the property. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
●	Commercial and industrial loans may be secured by non-real estate collateral such as accounts receivable, inventory, equipment, or other similar assets.
●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
●	Consumer loans are generally secured by boat and recreational vehicles, automobiles, solar panels and other personal property. Some consumer loans are unsecured, have no underlying collateral, and would not be considered collateral-dependent.

Modified Loans

ASU 2022-22 eliminated the concept of troubled debt restructurings (“TDRs”) from the accounting standards for companies that have adopted ASC 326. ASU 2022-02 also requires additional disclosures for certain loan modifications and disclosures of gross charge-offs by year of origination. Specifically, loan modification disclosures in periods subsequent to the adoption of ASC 326 must be made for modifications of existing loans to borrowers who were experiencing financial difficulties at the time of the modification. The modification type must include a direct change in the timing or amount of a loan’s contractual cash flows. The additional disclosures are applicable to situations where there is: principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or any combination thereof.

Available for Sale Securities – The Company evaluates the fair value and credit quality of its AFS securities portfolio on a quarterly basis. In the event the fair value of a security falls below its amortized cost basis, the security is evaluated to determine whether the decline in value was caused by changes in market interest rates or security credit quality. The primary indicators of credit quality for the Company’s AFS securities portfolio are security type and credit rating, which is influenced by a number of security-specific factors that may include obligor cash flow, geography, seniority, and others. If unrealized losses are related to credit quality, the Company estimates the credit-related loss by evaluating the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. Subsequent to the adoption of ASC 326, if the present value of cash flows expected to be collected is less than the amortized cost basis of the security and a credit loss exists, then an ACL is recorded for the credit loss, limited by the amount that the fair value is less than amortized cost basis. As of December 31, 2022, the Company did not have any other-than-temporarily impaired AFS securities. Upon adoption of ASC 326, the Company determined that an ACL on AFS securities was not warranted. At September 30, 2023 there was no allowance for credit losses related to the available for sale portfolio.

Reserve for Unfunded Commitments – The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, the existence of any third-party guarantees, and an estimate of credit losses on commitments expected to be funded using the same loss rates of similar financial instruments derived in the estimation of ACL for loans receivable. Upon the adoption of ASC 326, the Company recorded an increase in its reserve for unfunded commitments of $1.8 million (included in accrued expenses and other liabilities), along with an after-tax cumulative effect adjustment, which reduced equity by $1.3 million.

Subsequent events – During November 2023, the Company decided to freeze the pension plan on December 31, 2023 and gave notice to CBERA. The Company estimates it will incur a termination fee in the amount of $2.2 million. Additionally, on November 21, 2023, the Federal Reserve Board announced its approval of the application by NB Bancorp, Inc., to become a bank holding company by merging with NB Financial, Inc., and thereby acquiring Needham Bank.

Management has reviewed all events through the date the unaudited consolidated financial statements were filed with the SEC and concluded that no other events required any adjustment to the balances presented or disclosure.

Reclassifications – Certain prior period balances in the unaudited consolidated financial statements may have been reclassified to conform to the current year presentation. These reclassifications had no effect on prior year net income or shareholders’ equity.

Note 2 – Investment Securities

Available for Sale – The amortized cost and estimated fair values of securities classified as available for sale (AFS) are as follows:

	Amortized	Unrealized	Unrealized	Approximate
(In thousands)	Cost	Gain	Loss	Fair Value
September 30, 2023
Debt Securities:
U.S. Treasury securities	$71,982	$—	$(3,712)	$68,270
Agency mortgage-backed securities	13,356	—	(2,370)	10,986
Agency collateralized mortgage obligations	3,156	—	(673)	2,483
Corporate bonds	105,253	—	(9,692)	95,561
Municipal obligations	21,009	—	(1,366)	19,643
Total	$214,756	$—	$(17,813)	$196,943

	Amortized	Unrealized	Unrealized	Approximate
(In thousands)	Cost	Gain	Loss	Fair Value
December 31, 2022
Debt Securities:
U.S. Treasury securities	$111,953	$43	$(5,195)	$106,801
Agency mortgage-backed securities	14,123	3	(1,985)	12,141
Agency collateralized mortgage obligations	3,749	—	(676)	3,073
Corporate bonds	110,886	—	(9,079)	101,807
Municipal obligations	23,313	—	(1,655)	21,658
Total	$264,024	$46	$(18,590)	$245,480

Investment securities with carrying values of $48.7 million as of September 30, 2023 were pledged to secure borrowings with the Federal Reserve Bank (see Note 6). There were no investment securities pledged to secure borrowings with the Federal Reserve Bank as of December 31, 2022.

The Company did not sell any AFS securities during the first nine months of 2023 and 2022.

The net unrealized gain (loss) on AFS securities is reported, net of deferred income tax effects, as a separate component of the Company’s equity, “Accumulated Other Comprehensive Income (Loss)”, and approximates the following as of the dates stated:

(In thousands)	September 30, 2023	December 31, 2022
Unrealized losses, net	$(17,813)	$(18,544)
Deferred income tax asset	4,631	4,805
	$(13,182)	$(13,739)

Maturities of Debt Securities – The following is a summary of maturities of securities available for sale as of September 30, 2023. The amortized cost and fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Agency mortgage-backed securities and collateralized mortgage obligations are presented as separate lines as paydowns are expected to occur before contractual maturity dates.

	Available for Sale
	Amortized Cost	Fair Value

(In thousands)
Within one year	$61,588	$60,381
Over one year to five years	101,170	92,425
Over five years to ten years	35,486	30,668
	198,244	183,474
Agency mortgage-backed securities	13,356	10,986
Agency collateralized mortgage obligations	3,156	2,483
	$214,756	$196,943

Credit Loss Evaluation – The following tables present fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated.

		Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
(In thousands)		Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
September 30, 2023	Number of Securities	Losses	Value	Losses	Value	Losses	Value
U. S. Treasuries	18	$(134)	$2,887	$(3,578)	$65,383	$(3,712)	$68,270
U.S. Government Agencies	25	(2)	113	(2,368)	10,792	(2,370)	10,905
Taxable municipals	5	—	—	(673)	2,483	(673)	2,483
Corporate bonds	37	—	—	(9,692)	84,561	(9,692)	84,561
Mortgage backed securities	14	(238)	1,762	(1,128)	17,881	(1,366)	19,643
Total	99	$(374)	$4,762	$(17,439)	$181,100	$(17,813)	$185,862

		Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
(In thousands)		Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2022	Number of Securities	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	20	$(47)	$19,958	$(5,148)	$83,759	$(5,195)	$103,717
Agency mortgage-backed securities	25	(263)	2,900	(1,722)	8,932	(1,985)	11,832
Agency collateralized mortgage obligations	6	(54)	1,048	(622)	2,025	(676)	3,073
Corporate bonds	34	(4,332)	44,537	(4,747)	46,270	(9,079)	90,807
Municipal obligations	14	(382)	10,841	(1,273)	10,817	(1,655)	21,658
Total	99	$(5,078)	$79,284	$(13,512)	$151,803	$(18,590)	$231,087

Municipal, Agency Debt, and U.S. Treasury Securities – The contractual cash flows of these securities are direct obligations of municipalities or the U.S. Treasury, or they consist of agency obligations, mortgage-backed securities or collateralized mortgage obligations which are guaranteed by Fannie Mae, Ginnie Mae, Freddie Mac, the Federal Home Loan Bank or other quasi-government agencies. It is expected that the securities would not be settled at a price less than the amortized cost of the investment.

Corporate Bonds – The Company invests in a substantial amount of corporate bonds and subordinated debentures, which are scheduled to mature between the calendar years 2024 through 2032. These corporate bonds vary in commercial industries, including automotive, energy, consumer products, and media companies. The Company has also invested in domestic and foreign banking institutions. The subordinated debentures are mostly debt issuances from bank holding companies.

As of September 30, 2023 and December 31, 2022, the majority of securities in an unrealized loss position were of investment grade; however, a few did not have a third-party investment grade available. These ungraded securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate bonds in the tables above. As of September 30, 2023 and December 31, 2022, 14 securities with a market value of $36.4 million and $37.9 million, respectively, did not have a third-party investment grade available. Investment securities with unrealized losses are generally a result of pricing changes due to changes in the interest rate environment since purchase and not as a result of permanent credit loss. The Company does not intend to sell, nor does it believe it will be required to sell, any of its securities prior to the recovery of the amortized cost. Because the declines in fair value are attributable to market changes in interest rates and not due to credit quality, management did not recognize an allowance for credit loss against the Company’s investment portfolio at September 30, 2023.

Depositors Insurance Fund – The Company was previously required by Massachusetts banking statutes to maintain stock in the Co-operative Central Bank (“Coop Central”). In a previous year, in conjunction with the merger of the state depository insurance funds, Coop Central bought back 95% of the Company’s stock. The cost of the remaining shares, $139,000, represents the Company’s interest in the Depositors Insurance Fund, which is not redeemable.

Federal Home Loan Bank Stock – The Company holds stock in the Federal Home Loan Bank of Boston, a regional member of the Federal Home Loan Bank (FHLB), as part of the Company’s membership requirements. Based upon the redemption provisions of the FHLB, the stock is restricted, has no quoted market value, and is carried at original cost. The balance in the investment account at September 30, 2023 and December 31, 2022 was $17.6 million and $13.2 million, respectively. The stock serves as additional collateral on FHLB borrowings, which determines the amount of stock the Company is required to hold.

Federal Reserve Bank Stock – The Company is required to maintain shares in the Federal Reserve Bank for 50% of the total par value in order to meet criteria for membership in the Federal Reserve System. Although the full par value of the stock is $100 per share, the Company is required to pay only $50 per share at the time of purchase with the understanding that the other half of the subscription amount is subject to call at any time. Dividends are paid semi-annually at the statutory rate of 6 percent per annum, or $1.50 per share semi-annually. In addition, Federal Reserve regulations require that the Company purchase additional stock, or that the Federal Reserve System redeem stock, if a change in total deposit liabilities (as reported in the quarterly report of condition) results in a change in the Company’s Federal Reserve Stock holdings requirement by 15 percent or 100 shares, whichever is lower. As of September 30, 2023, the Company holds 195,936 shares of stock in the approximate amount of $9.8 million compared to 162,072 shares of stock in the approximate amount of $8.1 million as of December 31, 2022.

Non-Public Investments – Non-public investments consists of the following:

Connecticut On-Line Computer Center, Inc. (“COCC”) – Common and preferred shares of COCC stock are recorded at cost. As of September 30, 2023 and December 31, 2022, the Company holds 47 shares of common stock in the amount of $195,000 and 43 shares of common stock in the amount of $175,000, respectively. The Company also holds 5 shares of Series A preferred stock in the amount of $75,000 at September 30, 2023 and December 31, 2022.

Jassby Inc. – Jassby Inc. is a convenient and easy to use app for families with the vision to bring banking and financial services to families and provide App-based banking for generations Z and Alpha. In October 2019, the Company lent Jassby, Inc. $1,000,000 at 5% in the form of a convertible promissory note, which had an original maturity date of December 31, 2021. Due to the occurrence of a private qualifying financing event in February 2020, the promissory note converted to approximately 320,000 shares of Series Seed-1 Preferred Stock in Jassby Inc. The carrying value of this preferred stock as of September 30, 2023 and December 31, 2022 was $1,000,000.

Reinventure Capital Fund I LP – During 2022, the Company invested $2,000,000 as a limited partner in the Reinventure Capital Fund to generate alternative investment earnings. In July of 2022, there was a capital distribution of $1,000,000 leaving the Company with a remaining investment (carrying value) of $1,000,000 as of December 31, 2022. During 2023, there was an additional capital call of $500,000 that increased the Company’s investment (carrying value) to $1,500,000 as of September 30, 2023.

Massachusetts Housing Investment Corporation ("MHIC") – The MHIC is a program where the IRS allocates federal tax credits to state housing credit agencies based on each state’s population. The state agencies award Low Income Housing Tax Credits for Qualified Affordable Housing Projects (“QAHP”). Project sponsors use tax credits to raise equity from investors. The equity investment reduces the debt burden on the tax credit property, making it financially feasible to offer lower, more affordable rental rates to eligible individuals. The participating banks are entitled to certain federal tax credits. At September 30, 2023 and December 31, 2022, the Company is carrying approximately $1,000,000 in the Massachusetts Housing Equity Fund XXII LLC, a QAHP sponsored by the MHIC. The Company holds a 1.15% interest in this partnership as of September 30, 2023. The Company’s accumulated share of losses and tax credits as of September 30, 2023 and December 31, 2022 was $557,000.

Sunwealth Project Pool 20 LLC (“Sunwealth”) – Sunwealth is a solar energy program formed on April 21, 2021 by the Company as a 99% non-controlling LLC investor member and Sunwealth Holdco 8 LLC (Holdco) as the sole managing LLC member. Sunwealth is in the business of developing, designing, installing, owning and maintaining solar photovoltaic energy generation facilities on the rooftops or properties of municipal and commercial customers in the United States. Sunwealth has or intends to purchase solar photovoltaic energy generation facilities from the developers prior to any PV System that is part of any such facilities being placed in service and sell electricity or lease such facilities to off-takers in a manner that will qualify the Company, through its ownership in Sunwealth, to receive income tax credits. Energy produced by the facilities will be sold to the applicable off-taker or the facilities will be leased to the applicable off-taker, in each case pursuant to the offtake agreements with the purchaser. The offtake agreements include leasehold or other rights of access to all areas of the facilities on which the facilities and their parts are located so that agents of the Sunwealth are able to inspect, access, maintain and improve facility equipment and all other rights and assets necessary for the ownership and operation thereof and the sale of power from the facilities.

During 2021, through its subsidiary, 1892 Investments, the Company invested $2.5 million in Sunwealth for Project Pool 20. The carrying value of the investment is approximately $1.9 million as of September 30, 2023 compared to $2.3 million as of December 31, 2022. In addition, the Company has made a $2.5 million loan to Holdco to fund the project, which is included in the Company’s construction and industrial loan portfolio as of September 30, 2023 and December 31, 2022.

Sunwealth Project Pool 26 LLC – Through its subsidiary, 1892 Investments, in 2022 the Company committed $5 million to Sunwealth for Project Pool 26, of which invested $4.2 million (tax basis) was funded towards solar projects during 2022. The carrying value of the investment is approximately $3.4 million as of September 30, 2023 compared to $5 million as of December 31, 2022, which includes a refundable advance of $800,000.

Patriot Renewable Energy Capital, LLC (“Patriot Renewables”) – Patriot Renewables is a developer, owner, and operator of commercial-scale wind and solar energy projects. The Company has invested in the below projects through its subsidiary, 1892 Investments.

Bertoline Project – The Company invested $623,000 in the Bertoline Project in 2022 with a total commitment of $656,000. During 2023, the Company invested an additional $26,000. The carrying value of the investment approximates $535,000 and $623,000 as of September 30, 2023 and December 31, 2022, respectively.

Maple Crest Project – During 2023, the Company invested $1.0 million towards the Maple Crest Project. The total commitment to this solar project is $4,970,000, with $1.0 million contributed as of September 30, 2023.

LearnLaunch Fund III L.P. – During 2023, the Company invested $260,000 as a limited partner in the LearnLaunch Fund to generate alternative investment earnings. The total commitment to the fund is $650,000, with $260,000 contributed as of September 30, 2023.

Note 3 – Loans Receivable and ACL

All loan and ACL information presented as of and for the three and nine months ended September 30, 2023 is in accordance with ASC 326. All loan information presented prior to this period is presented in accordance with previous GAAP. As a result, the presentation of information pre-ASC 326 and post-ASC 326 adoption will not be comparable for most disclosures.

Loans consist of the following as of the dates stated (in thousands):

	September 30, 2023	December 31, 2022
One to four-family residential	$1,042,403	$932,436
Home equity	87,403	75,226
Residential real estate	1,129,806	1,007,662

Commercial real estate	1,076,584	822,744
Multi-family residential	208,879	189,279
Commercial real estate	1,285,463	1,012,023
Construction and land development	622,754	552,375
Commercial and industrial	471,644	247,361
Commercial	2,379,861	1,811,759

Consumer, net of premium/discount	209,642	196,535

Total loans	3,719,309	3,015,956
Deferred fees, net	(4,158)	(511)
Allowance for credit losses	(31,889)	(25,028)
Net loans	$3,683,262	$2,990,417

Included in commercial and industrial loans in the schedule above for September 30, 2023 and December 31, 2022 are SBA Payroll Protection Program (“PPP”) loans in the amount of $425,000 and $645,000, respectively. Interest income recognized on these PPP loans, including amortization of deferred loan origination fees, approximately $4,000 and $266,000 for the first nine months of 2023 and 2022. The Company recognized interest income on these PPP loans, including amortization of deferred loan origination fees, of approximately $1,000 and $7,000 during the three months ended September 30, 2023 and 2022, respectively. The Company has reported this with interest and fees on loans on the consolidated statements of income.

Included in the above at September 30, 2023 is approximately $158.5 million in loans to borrowers in the cannabis industry, of which 98% is collateralized by real estate compared to $58.3 million of cannabis industry loans, of which 91% is collateralized by real estate at December 31, 2022.

During the nine months ended September 30, 2023, the Company purchased approximately $34.5 million compared to $187.3 million during the year ended December 31, 2022 of consumer loan pools. These purchases included loan pools collateralized by boat and recreational vehicles, automobiles, and solar panels, as well as unsecured home improvement loans. The outstanding balances of these consumer loan pools, shown net of premium (discount) are as follows as of the dates stated (in thousands):

	September 30, 2023
	Gross Loan	Premium (Discount)	Net Loan
Student loans	$9,553	$53	$9,606
Boat and RV loans	60,945	1,496	62,441
Automobile loans	16,058	—	16,058
Solar panel loans	63,042	(5,513)	57,529
Home improvement loans	55,684	(29)	55,655
Total	$205,282	$(3,993)	$201,289

	December 31, 2022
	Gross Loan	Premium (Discount)	Net Loan
Student loans	$11,679	$61	$11,740
Boat and RV loans	40,270	925	41,195
Automobile loans	15,498	—	15,498
Solar panel loans	67,994	(5,914)	62,080
Home improvement loans	63,146	(44)	63,102
Total	$198,587	$(4,972)	$193,615

For purposes of the schedules included in this note, the Company classifies multi-family residential loans as commercial real estate.

The following table presents the aging of the amortized cost of loans receivable by loan category as of the date stated (in thousands):

	September 30, 2023
		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans
Real estate loans:
One to four-family residential	$1,036,469	$1,904	$127	$—	$3,903	$1,042,403
Home equity	86,491	320	—	—	592	87,403
Commercial real estate	1,280,356	4,677	—	—	430	1,285,463
Construction and land development	620,340	—	—	—	2,414	622,754
Commercial and industrial	466,503	389	137	—	4,615	471,644
Consumer	204,651	2,075	982	—	1,934	209,642
Total	$3,694,810	$9,365	$1,246	$—	$13,888	$3,719,309

	December 31, 2022
						Past Due 90
		30-59	60-89			Days or
	Current	Days	Days	90 Days or	Total	More & Still	Loans on
	Loans	Past Due	Past Due	More	Loans	Accruing	Nonaccrual
Real estate loans:
One to four-family residential	$929,323	$1,449	$—	$1,664	$932,436	$—	$5,579
Home equity	74,008	728	490	—	75,226	—	818
Commercial	1,007,110	4,243	—	670	1,012,023	—	670
Construction & land development	552,375	—	—	—	552,375	—	10
Commercial & industrial loans	246,523	38	—	800	247,361	—	5,086
Consumer loans	193,783	1,499	436	817	196,535	—	859
Total	$3,003,122	$7,957	$926	$3,951	$3,015,956	$—	$13,022

The following table presents the amortized cost of nonaccrual loans receivable by loan category as of the date stated (in thousands):

	September 30, 2023			December 31, 2022
				Incurred
	Nonaccrual	Nonaccrual	Total	Loss Model-
	Loans with	Loans with	Nonaccrual	Nonaccrual
	No ACL	an ACL	Loans	Loans
Real estate loans:
One to four-family residential	$3,903	$—	$3,903	$5,579
Home equity	592	—	592	818
Commercial real estate	430	—	430	670
Construction and land development	2,414	—	2,414	10
Commercial and industrial	853	3,762	4,615	5,086
Consumer	1,934	—	1,934	859
Total	$10,126	$3,762	$13,888	$13,022

The following table represents the accrued interest receivables written off by reversing interest income during the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2023
Real estate loans:
One to four-family residential	$33	$148
Home equity loans and lines of credit	6	43
Commercial	—	22
Construction & land development	142	154
Commercial loans	22	182
Consumer loans	—	1
Total	$203	$550

Credit Quality Information

The Company utilizes a nine-grade internal rating system for commercial real estate, which includes multi-family residential loans, construction and land development loans, and commercial and industrial loans as follows:

Loans rated 1-5: Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 6: Loans in this category are considered “special mention”. These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 7: Loans in this category are considered “substandard”. Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected. Non-accrual residential real estate loans that are well secured (LTV<75%) are not considered to warrant a downgrade to a substandard risk rating.

Loans rated 8: Loans in this category are considered “doubtful”. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 9: Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company reviews the accuracy of risk ratings for all commercial real estate, construction and land development loans, and commercial and industrial loans based on various ongoing performance characteristics and supporting information that is provided from time to time by commercial borrowers. Annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

The following table presents the amortized cost of loans receivable by internal risk grade by year of origination as of September 30, 2023. Also presented are current period gross charge-offs by loan type and vintage year for the nine months ended September 30, 2023.

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Residential Real Estate
Grade:
Pass	1-5	$107,368	$274,035	$256,582	$130,290	$80,493	$180,755	$99,295	$1,128,818
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	908	80	988
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Total		$107,368	$274,035	$256,582	$130,290	$80,493	$181,663	$99,375	$1,129,806
Current period gross charge-offs		$—	$—	$—	$—	$—	$379	$—	$379

Commercial Real Estate
Grade:
Pass	1-5	$259,566	$420,017	$80,351	$129,020	$150,275	$187,824	$46,583	$1,273,636
Special Mention	6	—	—	—	5,193	6,204	430	—	11,827
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Total		$259,566	$420,017	$80,351	$134,213	$156,479	$188,254	$46,583	$1,285,463
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Grade:
Pass	1-5	$119,636	$295,393	$168,641	$19,685	$16,092	$—	$893	$620,340
Special Mention	6	—	371	2,033	—	—	—	—	2,404
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Total		$119,636	$295,764	$170,674	$19,685	$16,092	$10	$893	$622,754
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade:
Pass	1-5	$53,319	$91,933	$47,159	$8,806	$3,948	$17,270	$240,267	$462,702
Special Mention	6	—	—	—	—	—	475	—	475
Substandard	7	—	—	—	—	119	3,762	4,586	8,467
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Total		$53,319	$91,933	$47,159	$8,806	$4,067	$21,507	$244,853	$471,644
Current period gross charge-offs		$—	$—	$—	$—	$570	$109	$—	$679

Consumer
Grade:
Pass	1-5	$33,377	$88,152	$55,434	$10,345	$11,260	$9,428	$1,646	$209,642
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Total		$33,377	$88,152	$55,434	$10,345	$11,260	$9,428	$1,646	$209,642
Current period gross charge-offs		$—	$953	$578	$83	$146	$204	$5	$1,969

Total Loans
Grade:
Pass	1-5	$573,266	$1,169,530	$608,167	$298,146	$262,068	$395,277	$388,684	$3,695,138
Special Mention	6	—	371	2,033	5,193	6,204	905	—	14,706
Substandard	7	—	—	—	—	119	4,670	4,666	9,455
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Total		$573,266	$1,169,901	$610,200	$303,339	$268,391	$400,862	$393,350	$3,719,309
Current period gross charge-offs		$—	$953	$578	$83	$716	$692	$5	$3,027

The following tables present an analysis of the change in the ACL by major loan segment for the period stated (in thousands):

	For the Three Months ended September 30, 2023
	One to Four
	Family		Commercial	Construction and	Commercial and
	Residential	Home Equity	Real Estate	Land Development	Industrial	Consumer	Unallocated	Total
Balance, June 30, 2023	$3,509	$319	$9,625	$3,718	$12,327	$1,975	$—	$31,473
Provision for credit losses	392	4	(374)	375	917	651	—	1,965
Charge offs	(379)	—	—	—	(679)	(699)	—	(1,757)
Recoveries of loans previously charged off	—	—	12	—	—	196	—	208

Balance, September 30, 2023	$3,522	$323	$9,263	$4,093	$12,565	$2,123	$—	$31,889

	For the Nine Months ended September 30, 2023
	One to Four
	Family		Commercial	Construction and	Commercial and
	Residential	Home Equity	Real Estate	Land Development	Industrial	Consumer	Unallocated	Total
Balance, December 31, 2022	$3,485	$258	$6,538	$3,846	$8,255	$1,403	$1,243	$25,028
Adjustment to allowance for adoption of ASU 2016-13	266	13	822	(246)	932	615	(1,243)	1,159
Provision for credit losses	150	52	1,867	493	4,057	1,376	—	7,995
Charge offs	(379)	—	—	—	(679)	(1,969)	—	(3,027)
Recoveries of loans previously charged off	—	—	36	—	—	698	—	734

Balance, September 30, 2023	$3,522	$323	$9,263	$4,093	$12,565	$2,123	$—	$31,889

There were no material changes to the assumptions, loss factors (both quantitative and qualitative), or reasonable and supportable forecasts used in the estimation of the ACL and the provision for credit losses for loans receivable as of and for the nine months ended September 30, 2023.

The following table presents the amortized cost of collateral-dependent loans of September 30, 2023 (in thousands):

Real estate loans:
One to four-family residential	$1,434
Home equity	—
Commercial	3,274
Construction and land development	10
Commercial and industrial loans	8,443
Consumer loans	—
Total	$13,161

The Company closely monitors the performance of borrowers experiencing financial difficulty to understand the effectiveness of its loan modification efforts. The Company did not modify any loans to borrowers experiencing financial difficulty during the nine months ended September 30, 2023.

Allowance for Credit Losses - Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for (reversal of) credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $1.8 million as of September 30, 2023 is classified separately on the consolidated balance sheet with accrued expenses and other liabilities. There was no allowance for credit losses for unfunded commitments as of December 31, 2022.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2023
Beginning balance	$1,775	$—
Adjustment to allowance for unfunded commitments for adoption of ASC 326	—	1,786
(Reversal of) provision for unfunded commitments	—	(11)
Balance, September 30, 2023	$1,775	$1,775

Pre-ASC 326 Adoption Disclosures

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The following disclosures are presented under this previously applicable GAAP for the applicable prior periods.

Due to the adoption of CECL under ASC 326, two significant concepts under the incurred loss methodology disclosed below, impaired loans and troubled debt restructurings (TDRs) have been eliminated and replaced by collateral-dependent loans and modifications made to borrowers experiencing financial difficulties which were discussed in Note 1 and disclosed previously. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Under the incurred loss methodology, when a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification was considered a TDR. All TDRs were initially classified by the Company as impaired.

The following table presents a summary of the loan portfolio individually and collectively evaluated for impairment as of the date stated (in thousands):

	Real Estate
	One to Four
	Family		Commercial	Construction &	Commercial &
	Residential	Home Equity	Real Estate	Land Development	Industrial	Consumer	Unallocated	Total
December 31, 2022
Allowance for loans individually evaluated for impairment	$422	$—	$—	$—	$4,998	$—	$—	$5,420

Allowance for loans collectively evaluated for impairment	3,063	258	6,538	3,846	3,257	1,403	1,243	19,608

Total Allowance for Loan Loss	$3,485	$258	$6,538	$3,846	$8,255	$1,403	$1,243	$25,028

Loans individually evaluated for impairment	$1,809	$80	$3,360	$10	$9,121	$—	$—	$14,380

Loans collectively evaluated for impairment	930,627	75,146	1,008,663	552,365	238,240	196,535	—	3,001,576

Total Loans	$932,436	$75,226	$1,012,023	$552,375	$247,361	$196,535	$—	$3,015,956

The following tables presents a summary of impaired loans as of the date stated (in thousands):

	Recorded	Unpaid	Related
	Investment in	Principal	Allowance for	Net Impaired
	Impaired Loans	Balance	Loan Losses	Loan Balance
(In thousands)
December 31, 2022
Impaired loans with no related allowance recorded:
Real estate:
One to four-family residential	$1,387	$1,912	$—	$1,387
Home equity	80	80	—	80
Commercial real estate	3,360	9,178	—	3,360
Construction & land development	10	640	—	10
Commercial & industrial	874	2,669	—	874
Consumer	—	—	—	—
Total	5,711	14,479	—	5,711

Impaired loans with an allowance recorded:
Real estate:
One to four-family residential	422	422	422	—
Home equity	—	—	—	—
Commercial real estate	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	8,247	8,247	4,998	3,249
Consumer	—	—	—	—
Total	8,669	8,669	5,420	3,249

Total impaired loans:
Real estate:
One to four-family residential	1,809	2,334	422	1,387
Home equity	80	80	—	80
Commercial real estate	3,360	9,178	—	3,360
Construction & land development	10	640	—	10
Commercial & industrial	9,121	10,916	4,998	4,123
Consumer	—	—	—	—
Total impaired loans	$14,380	$23,148	$5,420	$8,960

Additional information about impaired loans is as follows for the period stated (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022

Average recorded investment in impaired loans during the period	$18,088	$15,947

Related amount of interest income recognized during the period that the loans were impaired:

Total recognized	$162	$477
Amount recognized using a cash-basis method of accounting	$83	$181

The following table summarizes the carrying balance of troubled debt restructurings (TDRs) as of December 31, 2022 (in thousands):

Performing TDRs	$8,304
Nonperforming TDRs	3,762
$12,066

There were no loans modified as TDRs and no TDRs that defaulted in the first twelve months after restructuring during the nine months ended September 30, 2022.

The following tables present an analysis of the change in the allowance for loan losses by loan type for the period stated (in thousands):

	For the Three Months ended September 30, 2022
	One to
	Four
	Family	Home	Commercial	Construction and	Commercial and
	Residential	Equity	Real Estate	Land Development	Industrial	Consumer	Unallocated	Total
Balance, June 30, 2022	$2,788	$204	$5,112	$3,036	$6,520	$914	$1,074	$19,648
Provision for loan losses	97	25	867	532	909	251	169	2,850
Charge offs	-	—	—	—	—	(90)	—	(90)
Recoveries of loans previously charged off	-	—	12	—	—	19	—	31
Balance, September 30, 2022	$2,885	$229	$5,991	$3,568	$7,429	$1,094	$1,243	$22,439

	For the Nine Months ended September 30, 2022
	One to
	Four
	Family	Home	Commercial	Construction and	Commercial and
	Residential	Equity	Real Estate	Land Development	Industrial	Consumer	Unallocated	Total
Balance, December 31, 2021	$3,016	$175	$4,449	$3,467	$5,749	$109	$1,450	$18,415
Provision for loan losses	(129)	54	1,506	101	1,680	1,095	(207)	4,100
Charge offs	(35)	—	—	—	—	(129)	—	(164)
Recoveries of loans previously charged off	33	—	36	—	—	19	—	88
Balance, September 30, 2022	$2,885	$229	$5,991	$3,568	$7,429	$1,094	$1,243	$22,439

The following table summarizes the Company’s loans by risk rating category as of the date stated (in thousands):

		Residential and
	Risk	Home	Commercial	Construction &	Commercial &		Total
	Rating	Equity	Real Estate	Land Development	Industrial	Consumer	Loans
December 31, 2022

Grade:
Pass	1-5	$1,006,275	$998,788	$552,365	$232,742	$196,535	$2,986,705
Special Mention	6	—	13,235	—	5,474	—	18,709
Substandard	7	1,387	—	—	9,145	—	10,532
Doubtful	8	—	—	10	—	—	10
Loss	9	—	—	—	—	—	—
Total		$1,007,662	$1,012,023	$552,375	$247,361	$196,535	$3,015,956

Note 4 – Lease Commitments

The Company is the lessee under seven building and land lease agreements for branch locations in Dedham, Dover, Ashland, Millis, Medford, Natick and Mission Hill. The Company’s operating leases have remaining lease terms of 12 to 25 years, some of which include options to extend the leases for up to 10 years. In addition to the rental amounts, the Company is responsible for its share of utilities.

The Company follows ASC 842, “Leases”, whereby all of its existing branch lease agreements have been recognized in the consolidated balance sheet in prepaid expenses and other assets as “right of use assets”, with offsetting “operating lease liabilities” in accrued expenses and other liabilities.

The following is a summary of the recorded lease right-of-use assets for all of the above-mentioned lease agreements as of the dates stated (in thousands):

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$11,540	$11,540
Less accumulated amortization	(884)	(563)
Operating lease right-of-use assets, net	10,656	10,977
Operating lease liabilities	$10,844	$11,049
Weighted average remaining term (years)	19	20
Weighted average discount rate	4.38%	4.38%

The future minimum lease payments under the terms of the above leases at September 30, 2023, along with the recorded present value of the lease obligations, are as follows:

(in thousands)
Three months ending December 31, 2023	$190
Year ending December 31, 2024	777
Year ending December 31, 2025	802
Year ending December 31, 2026	810
Year ending December 31, 2027	827
Thereafter	13,727
$17,133
Less unamortized discount	(6,289)
Recorded present value of lease obligations	$10,844

The Company has included in its recorded lease obligations and right-of-use assets any of the available lease extension options permitted under the agreements for branch locations as management can be reasonably certain under lease accounting criteria that the options will be exercised. Required payments for real estate taxes, insurance, utilities and management fees are not included in the recorded lease obligations and assets since they are variable payments that do not depend on a specified index or rate and they are recorded to expense as they are incurred. Any increases in lease payments as a result of changes in the CPI are charged to lease expense. Common area maintenance charges under the agreements are not considered in the lease payments since they represent a service provided to the Company and, as such, they are recorded to expense as incurred. The discount rates imputed on the lease obligations range from 3.01% to 5.29%, which represented the Company’s incremental borrowing rates for similar length terms as the applicable leases.

Total lease expense for the nine months ended September 30, 2023 and 2022 approximated $704,000 and $460,000, respectively.

Note 5 – Deposits

A comparative summary of deposits is as follows as of the dates stated (in thousands):

	September 30, 2023	December 31, 2022
Transactional accounts:
Noninterest-bearing demand deposits	$568,818	$445,518
Savings accounts	132,253	163,257
NOW accounts	345,601	408,894
Money market accounts	828,884	659,455
Total transactional accounts	1,875,556	1,677,124

Time deposits
Greater than $250,000	828,801	415,860
Less than or equal to $250,000	732,302	793,759
Total time deposits	1,561,103	1,209,619
Total deposits	$3,436,659	$2,886,743

Contractual maturities of time deposits are as follows (in thousands):

	September 30, 2023	December 31, 2022
Within 1 year	$1,537,002	$1,022,891
Over 1 year to 2 years	11,024	160,545
Over 2 years to 3 years	3,687	11,137
Over 3 years to 4 years	7,107	5,937
Over 4 years to 5 years	2,283	9,109
	$1,561,103	$1,209,619

Included in time deposits are brokered certificates of deposit of approximately $323.6 million and $250.0 million as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023, total deposits related to the cannabis industry are $263.9 million, or 7.68%, of total deposits.

There are no customers that exceed 5% of total deposits at September 30, 2023 and December 31, 2022.

Note 6 – Borrowings

Federal Home Loan Bank – Borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally by pledging a specified percentage of the carrying value of owner and non-owner occupied first mortgage loans secured by one to four-family properties and commercial real estate loans, including multifamily loans. The amount of loans pledged was $1.20 billion as of September 30, 2023. Total additional borrowing capacity with the FHLB based upon collateral pledged, approximates $465.8 million at September 30, 2023. Additionally, in order to further secure these borrowings with the FHLB, the Company is also required to invest in the stock of the FHLB.

Maturities on outstanding borrowings from the FHLB are summarized as follows:

	September 30, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
(In thousands)	Amount	Rate	Amount	Rate
Advances maturing within:
One year	$345,074	5.56%	$293,075	4.27%
One to two years	—	—	7	2.80%
Four to five years	560	—	—	—
Total	$345,634	5.56%	$293,082	4.27%

The Company also has a line of credit from the FHLB Ideal Way in the amount of $6,058,000 at September 30, 2023 and December 31, 2022. The Company has no borrowings outstanding under this line of credit at September 30, 2023 or December 31, 2022.

Interest expense on the above FHLB borrowings approximated $10.9 million and $712,000 for the nine months ended September 30, 2023 and 2022, respectively.

The Federal Reserve Bank – The Company has a line of credit agreement with the Federal Reserve Bank of Boston for usage of the discount window. The terms of the agreement call for the pledging of certain assets for any and all obligations of the Company under the agreement (see Note 2). As of September 30, 2023 and December 31, 2022 there were no borrowings outstanding under this agreement.

Interest Rate Swap Contracts – The Company was party to an International Swap and Derivative Association (ISDA) interest rate swap contract of $50.0 million with a financial institution (“counterparty”) to manage its exposure to interest rate changes previously associated with $50.0 million of FHLB borrowings. The swap was modified during 2021 to manage its exposure to interest rates by replacing the FHLB borrowings with $50.0 million of brokered certificates of deposit (representing the notional amount of the swap contract). The swap contract qualified as a cash flow hedge and, accordingly, the Company recorded the fair value of the contract on its consolidated balance sheet as an asset or liability, with an offset to accumulated other comprehensive income (AOCI), net of income tax impacts, and with changes reflected in other comprehensive income. The swap contract matured during April of 2023.

The effect of the swap contract was to limit the interest rate exposure on the brokered certificates of deposits to a fixed rate (2.53%) versus the three-month LIBOR. In accordance with the swap agreement, the interest charge was calculated based upon the LIBOR and the fixed rate. If interest as calculated was greater based on the LIBOR, the counterparty paid the difference to the Company. However, if interest as calculated was greater based on the fixed rates, the Company paid the difference to the counterparty.

Depending on the fluctuations in the LIBOR, the Company’s interest rate exposure and its related impact on interest expense and net cash flow could increase or decrease. The fair value of the interest rate swap agreement was the estimated amount the Company would receive or pay to terminate the agreement at a particular point in time, considering current interest rates and the creditworthiness of the counterparty. The estimated fair value of the interest rate swap contract was provided by a third-party valuation expert.

As of December 31, 2022, the fair value of the swap contract was estimated to be an asset of approximately $321,000, which was reflected as prepaid expenses and other assets, in the Company’s accompanying consolidated balance sheet. An unrealized gain on the swap contract of approximately $231,000 at December 31, 2022, net of income tax effects, was recorded in AOCI in the consolidated balance sheets at December 31, 2022.

This financial instrument involved counterparty credit exposure. The counterparty for the interest rate exchange was a major financial institution that met the Company’s criteria for financial stability and creditworthiness. In order to mitigate counterparty default risk, should there be a significant difference in the market value of the swap components and/or the projected net interest payments, the Company or the counterparty could demand that collateral be pledged to cover the difference on each swap contract. The Company was required to maintain $500,000 of collateral deposits with the counterparty at December 31, 2022.

The swap agreement resulted in a credit to the Company’s interest expense of approximately $321,000 for the nine months ended September 30, 2023 (this swap contract matured during April of 2023) and a charge to the Company’s interest expense of approximately $496,000 for the nine months ended September 30, 2022 (included with interest expense on deposits).

Note 7 – Employee Benefits

Employee Pension Plan – The Company provides pension benefits through a defined benefit plan maintained with CBERA. The Company’s Plan assets and liabilities are pooled together with those of other financial institutions;

therefore, the Company is not required to recognize the funded status of the plan in its balance sheet and need only accrue for any quarterly contributions due and payable on demand, or any withdrawal liabilities assessed by CBERA if the Company intended to withdraw from the Plan, which is not the Company’s intention at the present time.

The Company’s participation in the CBERA Plan C defined benefit plan for nine months ended September 30 is summarized below:

					Bank’s Contributions for
		Pension Protect Act Zone			the Nine Months
		Status			Ended September 30
				FIP/RP
				Status
		September 30,	December 31,	Pending /			Surcharge
Pension Fund	EIN/Plan Number	2023	2022	Implemented	2023	2022	Imposed
The Defined Benefit Plan (Plan C) of the CBERA Retirement Program	EIN: 04-6035593; Plan No. 334	Green	Green	No	$1,547,400	$1,503,000	No

The Company’s contributions to the Plan in each of the two periods disclosed above exceeded 5% of the total plan contributions.

Director Pension Plan – The Company has a director defined benefit pension plan, covering substantially all directors who have met the plan’s vesting requirements. The Company’s liabilities for the director pension plan are calculated by an independent actuary who used the “projected unit credit” actuarial method to determine the normal cost and actuarial liability.

The following schedule reflects the net periodic pension cost, contributions received, and benefits paid for the nine months ended September 30:

	September 30, 2023	September 30, 2022
(In thousands)
Service cost	$194	$173
Interest cost	195	85
Amortization of net actuarial losses	60	63
Amortization of prior service costs	363	43
Net periodic pension cost	$812	$364
Employer contribution	$329	$42
Benefits paid	$329	$42

The Company records an estimate of net periodic pension cost for the director pension plan to accrued retirement liabilities on the consolidated balance sheet on a quarterly basis. Equity adjustments, to accumulated other comprehensive loss, in conjunction with the pension plan are recorded by the Company annually upon receipt of the independent actuarial report.

Note 8 – Regulatory Capital Requirements

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Effective January 1, 2020, the federal banking agencies published a final rule on a Community Bank Leverage Ratio (“CBLR”) Framework that provides a simplified measure of capital adequacy for qualified community banking organizations. Management has determined that the Company meets the standards to qualify under the CBLR framework and opted into this framework for FDIC call reporting purposes during 2020. Under the CBLR framework, a bank that maintains a community bank leverage capital ratio of 9% (defined as Tier 1 capital divided by total average assets) is considered to have satisfied its capital requirements, determined to be well-capitalized, and will no longer be required to calculate risk-based capital ratios. As of September 30, 2023 the Bank met the minimum requirement with a community bank leverage capital ratio of 9.13%.

As of December 31, 2022, the Company did not meet the requirement for the CBLR framework due to its unfunded loan commitments being over 25.00% of its capital for more than two consecutive quarters. As a result, the Company operated under the risk-based framework for the year ended December 31, 2022. Under this framework, quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier I Capital and Common Equity Tier I Capital to Risk-Weighted Assets, and Tier I Capital to Total Average Assets (as defined in the regulations). As of December 31, 2022, the Bank was categorized as well capitalized under this regulatory framework for prompt corrective action as presented in the table below.

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital	$382,417	11.3%	$271,323	8.0%	$339,153	10.0%
(to Risk-Weighted Assets)
Tier I Capital	357,389	10.5%	203,492	6.0%	271,323	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	357,389	10.5%	152,619	4.5%	220,450	6.5%
(to Risk-Weighted Assets)
Tier I Capital	357,389	10.5%	136,311	4.0%	170,389	5.0%
(to Total Average Assets)

The Company’s consolidated capital ratios are consistent with the Bank’s regulatory capital ratios as reported above for September 30, 2023 and December 31, 2022.

Note 9 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

Off-Balance Sheet Risk – The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, to disburse funds to borrowers on unused construction and land development loans, and to disburse funds on committed but unused lines of credit. These financial agreements involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

Commitments to originate loans and disburse additional funds to borrowers on lines of credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments to originate loans and lines of credit may expire without being funded or drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.

Financial instruments whose contract amounts represents off-balance sheet credit risk and are not reflected in the Company’s consolidated balance sheets consist of the following at the dates stated:

(In thousands)	September 30, 2023	December 31, 2022
Unused commitments to extend credit	$1,029,109	$750,329
Letters of credit	$7,095	$6,106

Concentrations of Credit Risk – The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, investment securities, loans receivable, bank owned life insurance, borrowings, deposits and derivative financial instruments.

Cash and Cash Equivalents - The Company’s cash and due from bank accounts are maintained in high credit quality financial institutions. At times, such amounts on deposit at any one financial institution may be in excess of the FDIC insurance limits. As of September 30, 2023, based on bank balances, the Company has no deposits in excess of federal-insured limits.

As of September 30, 2023, the Company has approximately $31.4 million of uninsured investments in Federal Funds sold, which are obligations of the Federal Reserve.

Investment Securities Available for Sale - The Company’s investment securities as of September 30, 2023 consist entirely of debt securities, primarily U.S. Treasury Securities, Corporate Bonds, Municipal Obligations and other Agency Mortgage-Backed Obligations. A full summary of the Company’s investment securities, of approximately $196.9 million as of September 30, 2023 and are classified as available for sale, is presented in Note 2.

Loans Receivable – The Company’s most significant group of assets is its loan portfolio of $3.68 billion, which represents approximately 87.79% of total assets. The majority of the Company’s loans, 64.61%, are considered commercial loans, with 20 loans comprising 19.34% of the total loan portfolio, and 30.67% are considered residential real estate loans granted to customers in the metro-west area of Boston. Most customers are also depositors of the Bank. Of the unused commitments to extend credit as of September 30, 2023, 35.95% is attributable to relationships with 15 borrowers. The concentrations of credit by type of loan are set forth in Note 3 to these financial statements.

Bank Owned Life Insurance - The cash surrender values of bank owned life insurance policies approximates $50.1 million as of September 30, 2023, and relates to policies maintained with four reputable and sound life insurance companies.

Deposits – As of September 30, 2023, $263.9 million (8% of total deposits) of the Company’s deposit obligations are with customers in the cannabis industry.

Borrowings – At September 30, 2023, all of the Company’s borrowings approximating $345.6 million, which is 8.94% of total liabilities, are with the FHLB.

Derivative Financial Instruments - The Company’s derivative contracts, including collateral deposits, are held with several financial institution counterparties.

Note 10 – Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company records fair value adjustments to certain assets and liabilities and determines fair value disclosures utilizing a definition of fair value of assets and liabilities that states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is best determined using quoted market prices, however additional considerations are involved to determine the fair value of financial assets in markets that are not active. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available to management.

Generally accepted accounting principles establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, and gives the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 – Observable inputs such as quoted prices in active markets.

Level 2 – Observable inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market data and are significant to the fair value measurement of the assets or liabilities. Level 3 inputs include fair value measurements that use pricing models, discounted cash flow methodologies, or similar techniques, as well as significant management judgment or estimation.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.

Investment securities - Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds (such as US Treasuries), mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The carrying value of restricted FRB and FHLB stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the following table.

Derivative arrangements - The fair values of derivative arrangements are estimated by the Company using a third-party derivative valuation expert who relies on Level 2 inputs, namely interest cash flow models to determine a fair value by calculating a settlement termination value with the counterparty.

Assets measured and reported at estimated fair value on a recurring basis are summarized below (in thousands):

September 30, 2023	Level 1	Level 2	Level 3	Fair Value
Assets - Available-for-sale securities
U.S. Treasury securities	$68,270	$—	$—	$68,270
Agency mortgage-backed securities	—	10,986	—	10,986
Agency collateralized mortgage obligations	—	2,483	—	2,483
Corporate bonds	—	84,561	11,000	95,561
Municipal obligations	—	19,643	—	19,643
	$68,270	$117,673	$11,000	$196,943

Derivative assets	$—	$38,036	$—	$38,036

Liabilities:
Derivative liabilities	$—	$38,044	$—	$38,044

December 31, 2022	Level 1	Level 2	Level 3	Fair Value
Assets - Available-for-sale securities
U.S. Treasury securities	$106,801	$—	$—	$106,801
Agency mortgage-backed securities	—	12,141	—	12,141
Agency collateralized mortgage obligations	—	3,073	—	3,073
Corporate bonds	—	92,807	9,000	101,807
Municipal obligations	—	21,658	—	21,658
	$106,801	$129,679	$9,000	$245,480

Interest rate swap (cash flow hedge)	$—	$321	$—	$321
Derivative assets	$—	$31,483	$—	$31,483

Liabilities:
Derivative liabilities	$—	$31,492	$—	$31,492

The Company purchased $3.0 million in level 3 subordinated debentures during the nine months ended September 30, 2022. There were no purchases during the period ended September 30, 2023. There were no sales, transfers or changes in fair value of level 3 assets during the period ended September 30, 2023 or 2022.

The Company may also be required from time to time to measure certain other assets on a non-recurring basis in accordance with generally accepted accounting principles. Any adjustments to fair value usually result in write-downs of individual assets.

Collateral-Dependent Loans - Collateral-dependent loans with specific reserves are carried at fair value, which equals the estimated market value of the collateral less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. A loan may have multiple types of collateral; however, the majority of the Company’s loan collateral is real estate. The value of real estate collateral is generally determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant or the net book value on the applicable borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for credit losses on the consolidated statements of operations.

Mortgage Servicing Rights – Mortgage servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The assumptions used in the discounted cash flow model are those that market participants would use in estimating future net servicing income. Assumptions in the valuation of mortgage servicing rights may include estimated loan repayment rates, the discount rate, servicing costs, and the timing of cash flows, among other factors. The Company measures the fair value of mortgage servicing rights accounted for using the amortization method as nonrecurring Level 3.

The Company had no liabilities measured at fair value on a non-recurring basis.

The following table summarizes assets measured at fair value on a non-recurring basis:

	September 30, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Collateral-dependent loans	$—	$—	$8,163	$8,163
Mortgage servicing rights	$—	$—	$2,555	$2,555

	December 31, 2022
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Impaired Loans - Pre-ASC 326	$—	$—	$8,960	$8,960
Mortgage servicing rights	$—	$—	$2,781	$2,781

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

	Significant	Significant
	Valuation	Observable	Unobservable
	Technique	Inputs	Inputs
Collateral-dependent (previously known as impaired loans)	Appraisal Value/ Comparison Sales	Appraisals and/or sales of comparable properties	Appraisals discounted 5 to 20% for sales commission and other holding costs

Mortgage servicing rights	Discounted Cash Flows	Comparable sales	Weighted average discount rate - 8% Constant prepayment rate – 5%

Fair Value of Financial Instruments – The following table includes the estimated fair value of the Company’s financial assets and financial liabilities. The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at September 30, 2023 and December 31, 2022.

The following tables present the estimated fair values, related carrying amounts, and valuation level of the financial instruments as of the dates stated:

	September 30, 2023
			Fair Value Measurements
	Carrying
(Dollars in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$133,834	$133,834	$133,834	$—	$—
Non-public investments	10,363	10,363	—	—	10,363
Loans receivable, net	3,683,262	3,561,442	—	—	3,561,442
Accrued interest receivable	15,846	15,846	—	15,846	—
Bank owned life insurance "BOLI"	50,123	50,123	—	50,123	—
Financial Liabilities
Noninterest-bearing demand deposits	$568,818	$568,818	$568,818	$—	$—
Savings, NOW and money markets	1,306,738	1,306,738	—	1,306,738	—
Time deposits	1,561,103	1,554,667	—	—	1,554,667
FHLB borrowings	345,634	345,539	—	345,539	—

	December 31, 2022
			Fair Value Measurements
	Carrying
(Dollars in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$156,545	$156,545	$156,545	$—	$—
Non-public investments	10,592	10,592	—	—	10,592
Loans receivable, net	2,990,417	2,928,734	—	—	2,928,734
Accrued interest receivable	10,837	10,837	—	10,837	—
Bank owned life insurance	49,006	49,006	—	49,006	—
Financial Liabilities
Noninterest-bearing demand deposits	$445,518	$445,518	$445,518	$—	$—
Savings, NOW and money markets	1,231,606	1,231,606	—	1,231,606	—
Time deposits	1,209,619	1,194,871	—	—	1,194,871
FHLB borrowings	293,082	293,056	—	293,056	—

Cash and cash equivalents – The carrying amount approximates fair value for these instruments.

Non-public investments – Non-public investments are carried at original cost basis, as cost or accounted for using the equity method. This approximates fair value as there is no ready market for such investments.

Loans receivable, net – Fair values are estimated for portfolios of loans with similar financial characteristics if collateral dependent. Loans are segregated by type. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect observable market information incorporating the credit, liquidity, yield and other risks inherent in the loan. The estimate of maturity is based upon the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of the current economic and lending conditions. Fair value for significant non-performing loans is generally based upon recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discounted rates are judgmentally determined using available market information and specific borrower information.

Accrued interest receivable – The carrying amount approximates fair value for these instruments.

Bank owned life insurance – Bank owned life insurance is carried at net cash surrender value of the polices which approximates fair value since that is the approximate liquidation value of these assets.

Deposits – The fair value of deposits with no stated maturity date, such as noninterest-bearing demand deposits, savings, NOW and money market accounts, is based on the carrying value. The fair value of time deposits is based upon the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank borrowings – Fair value is estimated based on discounted cash flows using current market rates for borrowing with similar terms.

Note 11 – Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives – The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s assets and liabilities.

Fair Value Hedges of Interest Rate Risk –The Company is exposed to changes in the fair value of certain of its pools of pre-payable fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swap agreements to manage its exposure to changes in the fair value of these instruments attributable to changes in the designated benchmark interest rate. Interest rate swap agreements designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

The Company had previously entered into two “last of layer hedges” on a significant portion of its fixed rate residential loan pool. These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to remain at the end of the hedging relationship.

During September 2021, the Company terminated these last of layer hedges by paying out $2.15 million to the respective third parties. These fees were capitalized into loans receivable and are being amortized against loan income over the contractual lives of the remaining designated residential loans. The unamortized amount of this cost basis adjustment is $1.1 million and $1.2 million at September 30, 2023 and December 31, 2022, respectively.

Non-designated Hedges – Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships, exclusive of credit valuation adjustments, are recorded directly in earnings.

The Company executes interest rate swaps and cap agreements with commercial banking customers to facilitate its respective risk management strategies. Those interest rate swap and cap agreements are simultaneously hedged by offsetting interest rate swaps and caps that are executed with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As of September 30, 2023, the Company had 48 interest rate swap agreements with an aggregate notional amount of $346.3 million related to this program. As of December 31, 2022, the Company had 36 interest rate swap agreements and one interest rate cap agreement with an aggregate notional amount of $263.9 million related to this program.

Risk Participation Agreements – Risk Participation Agreements (RPAs) are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. Under the terms of these agreements, the “participating bank” receives a fee from the “lead bank” in exchange for the guarantee of reimbursement if the customer defaults on an interest rate swap. The interest rate swap is transacted such that any and all exchanges of interest payments (favorable and unfavorable) are made between the lead bank and the customer. In the event that an early termination of the swap occurs, and the customer is unable to make a required close out payment, the participating bank assumes that obligation and is required to make this payment. RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivable from the customer. As of September 30, 2023, the Company had 15 RPAs with an aggregate notional amount of $44.1 million related to this program compared to 8 RPAs with an aggregate notional amount of $31.4 million as of December 31, 2022. These RPAs all represent “participations-in” and generally have terms ranging from five to ten years.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet – The table below presents the fair value of the Company’s derivative financial instruments not designated as hedging instruments, as well as their classification on the consolidated balance sheets as of the dates stated (in thousands):

	Asset	Liability
September 30, 2023	Derivatives (1)	Derivatives (2)
Derivatives not designated as hedging instruments:
Interest rate products	$38,036	$38,036
RPA credit contracts	—	8
Total derivatives not designated as hedging instruments	$38,036	$38,044

December 31, 2022
Derivatives not designated as hedging instruments:
Interest rate products	$31,483	$31,483
RPA credit contracts	—	9
Total derivatives not designated as hedging instruments	$31,483	$31,492
(1)	Recorded in prepaid expenses and other assets in the consolidated balance sheets
(2)	Recorded in accrued expenses and other liabilities in the consolidated balance sheets

The table below presents the financial impact of the Company’s derivative financial instruments not designated as hedges to the consolidated statements of income, caused by changes in fair value and default termination fees paid on the swap arrangements for the nine months ended September 30 (in thousands):

	Location of Gain or (Loss)
	Recognized	Nine Months ended September 30
	in Income on Derivative	2023	2022
Derivatives Not Designated as Hedging Instruments:
RPA credit contracts-fair value adjustments	Other non-interest income	$1	$22

Swap contract fees, net of brokerage costs, recognized in earnings on the above noted interest rate products and RPA contracts approximated $2.1 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults (or is capable of being declared in default) on any of its indebtedness, then the Company could also be declared in default on its derivative obligations, and it could be required to terminate its derivative positions with the counterparty. The Company also has agreements with certain of its derivative counterparties that contain a provision whereby if the counterparty fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. In order to mitigate counterparty default risk in conjunction with these interest rate products and RPA credit contracts, the Company was required to maintain $9.1 million of collateral deposit accounts with the counterparties to these agreements as of September 30, 2023 compared to $8.6 million required at December 31, 2022.

Note 12 – Other Comprehensive Income

The components of the Company’s “Accumulated Other Comprehensive Income”, along with the changes during the dates stated (net of deferred income tax effects), are as follows (in thousands):

	Unrealized Gain	Director	Unrealized Gain	Total Accumulated
	(Loss) on AFS	Pension	(Loss) on Cash	Other Comprehensive
	Securities	Plan	Flow Hedge	Income (Loss)
Balances at December 31, 2021	$(639)	$(749)	$(884)	$(2,272)

Other comprehensive (losses) income, net of taxes	(14,254)	—	1,360	(12,894)

Balances at September 30, 2022	$(14,893)	$(749)	$476	$(15,166)

Balances at December 31, 2022	$(13,739)	$(893)	$231	$(14,401)

Other comprehensive income (losses), net of taxes	548	—	(238)	310

Balances at September 30, 2023	$(13,191)	$(893)	$(7)	$(14,091)

The following table presents a reconciliation of the changes in the components of “other comprehensive income” and the reclassifications out of “accumulated other comprehensive income” (in thousands):

	Nine Months Ended September 30, 2022
		Tax
	Before-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount
Unrealized Gains (Losses) on AFS Securities:
Unrealized holding losses arising during the year	$(19,006)	$4,752	$(14,254)

Unrealized Gains (Losses) on Cash Flow Hedge:
Unrealized holding gains arising during the year	1,814	(454)	1,360

Total other comprehensive loss	$(17,192)	$4,298	$(12,894)

	Nine Months Ended September 30, 2023
		Tax
	Before-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount
Unrealized Gains (Losses) on AFS Securities:
Unrealized holding gains arising during the year	$731	$(183)	$548

Unrealized Gains (Losses) on Cash Flow Hedge:
Unrealized holding losses arising during the year	(318)	80	(238)

Total other comprehensive income	$413	$(103)	$310

Note 13 – Litigation Matters

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company’s consolidated financial statements.

Note 14 – Purchase and Assumption Agreement

On January 14, 2022, Needham Bank entered into a purchase and assumption agreement with Eastern Bank for the transfer of Eastern Bank’s cannabis and money service banking businesses. As part of the agreement, customer relationships transitioned to Needham Bank on April 1, 2022. The Eastern Bank team that served this customer base transitioned to Needham Bank and are now employed at the Company’s new branch location in Medford, therefore the Company treated this as a business combination. Approximately $297.7 million in deposits transitioned from Eastern Bank to Needham Bank. Also, as a result of this transaction Needham Bank recognized a core deposit intangible of approximately $1.5 million as well as a corresponding after-tax bargain purchase gain of approximately $1.1 million. The core deposit intangible is being amortized over a 10-year period resulting in an annual amortization expense of $149,000.

Note 15 – Employee Retention Tax Credit Claims

During the first quarter of 2023, the Company made a determination that it was eligible to claim Employee Retention Tax Credits (ERTC) in the form of refunds of certain federal employment taxes as authorized and established under the CARES Act. As a result, in 2023 the Company filed amended employment tax returns for certain periods in 2021 to claim refunds related to the ERTC in the approximate amount of $3.5 million. At September 30, 2023 a receivable was recorded for this amount on the Company’s balance sheet (included in “prepaid expenses and other assets”) via a credit to non-interest income in the 2023 statement of income. The full amount is outstanding as of September 30, 2023. The balance of the receivable has been received subsequent to September 30, 2023. Eligibility and qualification to file a claim for the ERTC is self-determined. Regardless of whether ERTC claims are pending payment by the IRS or have already been received by the taxpayer, Congress has extended the time by which the IRS could audit ERTC claims from three years to five.

Note 16 – Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative announcements:

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company does not expect the adoption of ASU 2022-03 to have a material impact on its consolidated financial statements.

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13.

Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company adopted this guidance on January 1, 2023 and it did not have a material impact on the consolidated financial statements.

In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. In 2021, the UK Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023.

To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective for all entities upon issuance. The Company is assessing ASU 2022-06 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments that have not already been transitioned to an alternative reference rate.

In July 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)”. This ASU amends the FASB Accounting Standards Codification for SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2023-03 to have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 17 - Plan of Conversion

On June 7, 2023, the Boards of Directors of the NB Financial, MHC (the “MHC”), NB Financial, Inc. and Needham Bank adopted a Plan of Conversion under which the MHC would convert from the mutual holding company to the stock holding company form of organization. In connection with the conversion, NB Bancorp, Inc. (the “Company”) was formed and, upon consummation of the conversion will become the bank holding company of Needham Bank and the MHC and NB Financial, Inc. will cease to exist. The Plan of Conversion is subject to the approval of various regulatory agencies. The Plan of Conversion was approved by the required vote of more than two-thirds of the Bank’s depositors present and voting at a special meeting of depositors held on July 26, 2023. The Plan of Conversion also includes the filing of a registration statement with the U.S. Securities and Exchange Commission. If such approvals and non-objections are obtained, the Company will issue and sell shares of its common stock in a subscription offering to eligible depositors of the Bank, tax-qualified employee benefit plans established by the Bank or Company, and other eligible subscribers, and, if necessary, in a community offering to the public.

The cost of conversion and issuing the capital stock will be deferred and deducted from the proceeds of the offering. In the event the conversion and offering are not completed, any deferred costs will be charged to operations. As of September 30, 2023, the MHC had incurred approximately $1.8 million in conversion costs, which are included in prepaid expenses and other assets on the respective consolidated balance sheets. There were no expenses incurred as of December 31, 2022.

In connection with the conversion, liquidation accounts will be established by the Company and the Bank in an aggregate amount equal to (i) the MHC’s ownership interest in the shareholders’ equity of NB Financial, Inc. as of the date of the latest statement of financial condition included in the Company’s definitive prospectus dated October 12, 2023, plus (ii) the value of the net assets of the MHC as of the date of the MHC’s latest statement of financial condition before the consummation of the Conversion (excluding the MHC’s ownership interest in NB Financial, Inc.). Each eligible account holder and supplemental eligible account holder is entitled to a proportionate share of the liquidation accounts in the event of a liquidation of (i) the Company and the Bank or (ii) the Bank, and only in such events. This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after conversion in the related deposit balance. The Bank may not pay a dividend on its capital stock if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements.

As part of the Plan of Conversion, the Bank intends to establish and fund a charitable foundation (the “Foundation”). The Foundation will be funded with $2,000,000 in cash and a number of shares of Company common stock equal to 4% of the shares that will be outstanding immediately after the contribution.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2023 is intended to assist in understanding the financial condition and results of operations of the MHC. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “intend,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the quality of our loan portfolio; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by supply chain disruptions or otherwise;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses;
●	the effect of any change in federal government enforcement of federal laws affecting the cannabis industry;
●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in NB Bancorp, Inc.’s Prospectus dated October 12, 2023, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on October 20, 2023.

Comparison of Financial Condition as of September 30, 2023 and December 31, 2022

Total Assets. Total assets increased $639.5 million, or 17.80%, to $4.23 billion as of September 30, 2023 from $3.59 billion as of December 31, 2022. The increase was primarily the result of increases in net loans, offset, in part, by decreases in cash and cash equivalents and investment securities.

Cash and Cash Equivalents. Cash and cash equivalents decreased $22.7 million, or 14.51%, to $133.8 million as of September 30, 2023 from $156.5 million as of December 31, 2022. The decrease in cash and cash equivalents was due to the deployment of cash primarily into loans.

Securities Available-for-Sale. Securities available-for-sale decreased $48.5 million, or 19.77%, to $196.9 million as of September 30, 2023 from $245.5 million as of December 31, 2022 due to maturities. No securities were sold during the nine months ended September 30, 2023.

Loans, net. Loans, net increased $692.8 million, or 23.17%, to $3.68 billion as of September 30, 2023 from $2.99 billion as of December 31, 2022. During the period, we experienced increases in each of our loan portfolios. One- to four-family residential real estate loans increased $110.0 million, or 11.79%, from December 31, 2022 to September 30, 2023; our commercial real estate portfolio, including multi-family real estate loans, increased $273.4 million, or 27.02%, from December 31, 2022 to September 30, 2023; and commercial and industrial loans increased $224.3 million, or 90.67%, from December 31, 2022 to September 30, 2023. The increase in our loan portfolios reflects our strategy to grow the balance sheet by continuing to diversify into these higher-yielding loans to improve net margins and manage interest rate risk.

Federal Home Loan Bank Stock. We held an investment in FHLB stock of $17.6 million and $13.2 million as of September 30, 2023 and December 31, 2022, respectively. The amount of stock we are required to purchase is in proportion to our FHLB borrowings and level of total assets. Accordingly, the increase in the FHLB stock during the nine months ended September 30, 2023 is due to increased borrowings.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets consist primarily of right of use assets related to our long-term leases and derivatives with a positive fair value and other investments. These assets increased $8.3 million, or 14.55%, to $65.5 million as of September 30, 2023 from $57.2 million as of December 31, 2022. The increase resulted primarily from the one-time recognition of $3.5 million in eligible employee retention credits, which are refundable tax credits against certain employment taxes under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and booked as a receivable in March 2023.Additionally, the MHC had incurred approximately $1.8 million as of September 30, 2023 in conversion costs, which are included in prepaid expenses and other assets on the respective consolidated balance sheets. There were no expenses incurred as of December 31, 2022

Deposits. Deposits increased $549.9 million, or 19.02%, to $3.44 billion as of September 30, 2023 from $2.89 billion as of December 31, 2022.

Core deposits (which we define as all deposits including certificates of deposit, other than brokered deposits) increased $476.3 million, or 18.06%, to $3.11 billion as of September 30, 2023 from $2.64 billion as of December 31, 2022. The increase was primarily a result of a $169.4 million, or 25.69%, increase in money market accounts to $828.9 million as of September 30, 2023 from $659.5 million as of December 31, 2022 and a $123.3 million, or 27.68%, increase in noninterest-bearing checking accounts during the period, offset, in part, by a decrease of $31.0 million, or 18.99%, in savings accounts and a decrease of $63.3 million or 15.48% in NOW accounts. Certificates of deposit, including brokered deposits, increased $351.5 million, or 29.06%, to $1.56 billion as of September 30, 2023 from $1.21 billion as of December 31, 2022. As of September 30, 2023 and December 31, 2022, we had approximately $323.6 million of $250.0 million of brokered deposits, respectively.

A significant amount of our deposit growth during the nine months ended September 30, 2023 occurred in March 2023. We believe much of this growth resulted, in part, from the turmoil and liquidity uncertainty created in the banking industry by the high-profile failures of certain financial institutions around the country in March 2023. Additionally, in December 2022, we opened a new branch office in Medford, Massachusetts, and as of September 30, 2023, this branch office accounted for approximately $90.3 million of new deposits.

Borrowings. Borrowings increased $52.6 million, or 17.93%, to $345.6 million as of September 30, 2023 from $293.1 million as of December 31, 2022. The increase is related to the execution of short-term borrowings to support loan growth. As of September 30, 2023, our borrowings consisted solely of FHLB advances.

Accrued expenses and other liabilities. Accrued expenses and other liabilities increased $13.0 million, or 24.75%, to $65.4 million as of September 30, 2023 from $52.4 million as of December 31, 2022. The increase resulted from increases in interest accrued on brokered deposits and borrowings and the increase in allowance for credit losses reserve on unfunded commitments.

Equity. Total equity increased $21.6 million, or 6.29%, to $365.7 million as of September 30, 2023 from $344.1 million at December 31, 2022, due to net income of $23.4 million for the nine months ended September 30, 2023 offset, in part, by the implementation of the CECL credit loss standard which resulted in a $2.1 million decrease to equity.

Comparison of Operating Results for the Three Months Ended September 30, 2023 and September 30, 2022

Net Income. Net income was $8.5 million for the quarter ended September 30, 2023, compared to net income of $7.1 million for the quarter ended September 30, 2022, an increase of approximately $1.4 million, or 19.35%. The increase was primarily due to a $5.7 million increase in net interest income after credit loss provision, offset in part by an increase of $4.8 million, or 26.53%, in noninterest and operating expense.

Interest and Dividend Income. Interest and dividend income increased $27.8 million, or 88.37%, to $59.3 million for the quarter ended September 30, 2023 from $31.5 million for the quarter ended September 30, 2022, primarily due to a $27.1 million increase in interest and fees on loans. The increase in interest and fees on loans was primarily due to an increase of $1.08 billion in the average balance of the loan portfolio to $3.62 billion for the quarter ended September 30, 2023 from $2.54 billion for the quarter ended September 30, 2022 and an increase of 158 basis points in the weighted average yield for the loan portfolio to 6.21% for 2023 from 4.63% for 2022, reflecting the increasing rate environment year to year as well as the growth of our consumer and commercial portfolios.

Average interest-earning assets increased $991.4 million, to $3.97 billion for the quarter ended September 30, 2023 from $2.98 billion for the quarter ended September 30, 2022. The yield on interest-earning assets increased 174 basis points to 5.92% for the quarter ended September 30, 2023 from 4.18% for the quarter ended September 30, 2022.

Interest Expense. Total interest expense increased $23.0 million, or 735.65%, to $26.1 million for the quarter ended September 30, 2023 from $3.1 million for the quarter ended September 30, 2022. Interest expense on deposit accounts increased $18.4 million, or 760.12%, to $20.8 million for the quarter ended September 30, 2023 from $2.4 million for the quarter ended September 30, 2022, due to an increase in the average balance of interest-bearing deposits of $632.1 million to $2.73 billion for the quarter ended September 30, 2023 from $2.10 billion for the quarter ended September 30, 2022 and an increase in the weighted average rate on interest-bearing deposits to 3.02% for the quarter ended September 30, 2023 from 0.46% for the quarter ended September 30, 2022.

Interest expense on FHLB advances increased $4.6 million, or 652.12%, to $5.3 million for the quarter ended September 30, 2023 from $708,000 for the quarter ended September 30, 2022. The average balance of FHLB advances increased $274.7 million to $383.5 million for the quarter ended September 30, 2023 from $108.8 million for the quarter ended September 30, 2022. The increase in the average balance was due to our strategy to utilize additional borrowings to support loan growth and for liquidity management.

Net Interest Income. Net interest income increased $4.8 million, or 16.97%, to $33.1 million for the quarter ended September 30, 2023 from $28.3 million for the quarter ended September 30, 2022, primarily due to a $991.4 million increase in the average balance of interest-earning assets during the quarter ended September 30, 2023 and increase in average yield on interest-earning assets to 5.92% from 4.18% for the third quarter of 2022.

Provision for Credit Losses. Based on management’s analysis of the adequacy of allowance for credit losses, a provision of $2.0 million was recorded for the quarter ended September 30, 2023, compared to a provision of $2.9 million for the quarter ended September 30, 2022. The decrease of $885,000, or 31.05%, in the provision was primarily due to the implementation of the CECL methodology and our analysis of the loan portfolio.

Noninterest Income. Noninterest income increased $907,000, or 40.56%, to $3.1 million for the quarter ended September 30, 2023 from $2.2 million for the quarter ended September 30, 2022. The increase resulted primarily from increases in customer service fees, including cash management and money service fees related primarily to our cannabis business, and increase in the swap contract income, offset, in part, by decreases in cash surrender value of BOLI and mortgage banking income. The table below sets forth our noninterest income for the quarters ended September 30, 2023 and 2022:

	Quarter Ended
	September 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)

Customer service fees	$1,694	$1,460	$234	$16.03%
Increase in cash surrender value of BOLI	374	410	(36)	(8.78)%
Mortgage banking income	101	143	(42)	(29.37)%
Swap contract income	950	188	762	405.32%
Other income	24	35	(11)	(31.43)%
Total noninterest income	$3,143	$2,236	$907	$40.56%

Noninterest Expense. Noninterest expense increased $4.7 million, or 26.00%, to $22.7 million for the quarter ended September 30, 2023 from $18.0 million for the quarter ended September 30, 2022. Salary and employee benefit expenses increased $2.6 million, or 21.91%. The increase in salary and employee benefits resulted primarily from the hiring of additional employees consistent with our business strategy to grow the Bank, including the addition of 23 employees who became employed at Needham Bank in connection with our cannabis and money service business acquisition, as well normal salary increases. Additionally, director and professional fees increased $623,000, or 63.18%, resulting primarily from increased professional services in connection with our loan operations. The table below sets forth our noninterest expense for the quarters ended September 30, 2023 and 2022:

	Quarter Ended
	September 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)

Salaries and employee benefits	$14,658	$12,024	$2,634	21.91%
Director and professional service fees	1,609	986	623	63.18%
Occupancy and equipment expenses	1,279	1,095	184	16.80%
Data processing expenses	2,017	1,469	548	37.30%
Marketing and charitable contribution expenses	918	822	96	11.68%
FDIC and state insurance assessments	1,215	434	781	179.95%
General and administrative expenses	1,053	1,149	(96)	(8.36)%
Total noninterest expense	$22,749	$17,979	$4,770	26.53%

Income Tax Expense. Income tax expense increased $457,000, or 17.28%, to $3.1 million for the quarter ended September 30, 2023 from $2.6 million for the quarter ended September 30, 2022. The effective tax rate was 26.81% and 27.16% for the quarter ended September 30, 2023 and 2022, respectively.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. Non-accrual loans were included in the computation of average balances. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense; such fees, discounts and premiums were not material for the periods presented.

	For the Quarters Ended September 30,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans	$3,623,804	$56,698	6.21%	$2,540,921	$29,628	4.63%
Securities	221,689	1,105	1.98%	370,558	1,461	1.57%
Other investments	47,195	440	3.69%	28,212	166	2.33%
Short-term investments	81,422	1,011	4.93%	43,032	202	1.86%
Total interest-earning assets	3,974,110	59,254	5.92%	2,982,723	31,457	4.18%
Non-interest-earning assets	190,986			156,093
Allowance for loan losses	(32,062)			(20,545)
Total assets	$4,133,034			$3,118,271

Interest-bearing liabilities:
Savings accounts	$136,241	18	0.05%	$171,806	21	0.05%
NOW accounts	344,578	245	0.28%	405,413	86	0.08%
Money market accounts	806,815	5,535	2.72%	801,772	563	0.28%
Certificates of deposit and individual retirement accounts	1,445,893	14,991	4.11%	722,401	1,747	0.96%
Total interest-bearing deposits	2,733,527	20,789	3.02%	2,101,392	2,417	0.46%
FHLB advances	383,549	5,325	5.51%	108,807	708	2.58%
Total interest-bearing liabilities	3,117,076	26,114	3.32%	2,210,199	3,125	0.56%
Non-interest-bearing deposits	575,728			529,832
Other non-interest-bearing liabilities	76,761			44,183
Total liabilities	3,769,565			2,784,214
Equity	363,469			334,057
Total liabilities and equity	$4,133,034			$3,118,271
Net interest income		$33,140			$28,332
Net interest rate spread (2)			2.60%			3.62%
Net interest-earning assets (3)	$731,114			$581,229
Net interest margin (4)			3.31%			3.77%
Average interest-earning assets to interest-bearing liabilities	132.15%			126.48%

	For the Nine months Ended September 30,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)

	(Dollars in thousands)
Interest-earning assets:
Loans	$3,356,963	$150,281	5.99%	$2,350,997	$75,925	4.32%
Securities	242,581	3,612	1.99%	336,799	3,808	1.51%
Other investments	41,766	682	2.18%	24,734	347	1.88%
Short-term investments	58,080	2,045	4.71%	209,004	751	0.48%
Total interest-earning assets	3,699,390	156,620	5.66%	2,921,534	80,831	3.70%
Non-interest-earning assets	186,347			127,031
Allowance for credit losses	(29,166)			(19,391)
Total assets	$3,856,571			$3,029,174

Interest-bearing liabilities:
Savings accounts	$145,464	55	0.05%	$168,251	62	0.05%
NOW accounts	360,664	493	0.18%	407,942	262	0.09%
Money market accounts	759,991	13,397	2.36%	791,455	1,374	0.23%
Certificates of deposit and individual retirement accounts	1,363,959	36,604	3.59%	789,857	4,533	0.77%
Total interest-bearing deposits	2,630,078	50,549	2.57%	2,157,505	6,231	0.39%
FHLB advances	272,622	10,871	5.33%	36,907	712	2.58%
Total interest-bearing liabilities	2,902,700	61,420	2.83%	2,194,412	6,943	0.42%
Non-interest-bearing deposits	528,550			471,759
Other non-interest-bearing liabilities	69,570			33,098
Total liabilities	3,500,820			2,699,269
Equity	355,751			329,905
Total liabilities and equity	$3,856,571			$3,029,174
Net interest income		$95,200			$73,888
Net interest rate spread (2)			2.83%			3.28%
Net interest-earning assets (3)	$767,670			$703,053
Net interest margin (4)			3.44%			3.38%

Average interest-earning assets to interest-bearing liabilities	127.45%			133.14%
(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Nine months ended			Three months ended
	September 30, 2023 vs. 2022			September 30, 2023 vs. 2022
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$39,082	$35,274	$74,356	$15,022	$12,048	$27,070
Securities	1,476	(1,672)	(196)	(1,041)	685	(356)
Other	271	65	336	147	127	274
Short-term investments	(116)	1,409	1,293	284	525	809
Total interest-earning assets	40,713	35,076	75,789	14,412	13,385	27,797

Interest-bearing liabilities:
Savings accounts	(10)	—	(10)	(4)	—	(4)
NOW accounts	(26)	258	232	(11)	171	160
Money market accounts	(52)	12,076	12,024	4	4,968	4,972
Certificates of deposit and individual retirement accounts	5,294	26,778	32,072	3,092	10,153	13,245
Total interest-bearing deposits	5,206	39,112	44,318	3,081	15,292	18,373
Federal Home Loan Bank advances	8,705	1,454	10,159	3,187	1,429	4,616
Total interest-bearing liabilities	13,911	40,566	54,477	6,268	16,721	22,989

Change in net interest income	$26,802	$(5,490)	$21,312	$8,144	$(3,336)	$4,808

Comparison of Operating Results for the nine months Ended September 30, 2023 and September 30, 2022

Net Income. Net income was $23.4 million for the nine months ended September 30, 2023, compared to net income of $18.0 million for the nine months ended September 30, 2022, an increase of $5.4 million, or 29.98%. The increase was primarily due to a $17.4 million increase in net interest income after provision for credit losses and an increase of $5.4 million in noninterest income, offset in part by a $15.2 million increase in noninterest expense and a $2.3 million increase in income tax expense for the nine months ended September 30, 2023 compared to the same period in 2022.

Interest and Dividend Income. Interest and dividend income increased $75.8 million, or 93.76%, to $156.6 million for the nine months ended September 30, 2023 from $80.8 million for the nine months ended September 30, 2022, primarily due to a $74.4 million increase in interest and fees on loans. The increase in interest and fees on loans was primarily due to an increase of $1.01 billion in the average balance of the loan portfolio to $3.36 billion for the nine months ended September 30, 2023 from $2.35 billion for nine months ended September 30, 2022 and an increase of 167 basis points in the weighted average yield for the loan portfolio to 5.99% for the 2023 period from 4.32% for the 2022 period, reflecting the increasing rate environment period to period as well as the growth of our consumer and commercial portfolios.

Average interest-earning assets increased $777.9 million, to $3.70 billion for the nine months ended September 30, 2023 from $2.92 billion for the nine months ended September 30, 2022. The yield on interest-earning assets increased 196 basis points to 5.66% for the period ended September 30, 2023 from 3.70% for the period ended September 30, 2022.

Interest Expense. Total interest expense increased $54.5 million, or 784.63%, to $61.4 million for the nine months ended September 30, 2023 from $6.9 million for the nine months ended September  30, 2022. Interest expense on deposit accounts increased $44.3 million, or 711.25%, to $50.5 million for the nine months ended September 30, 2023 from $6.2 million for the nine months ended September 30, 2022, due to an increase in the average balance of interest-bearing deposits of $472.6 million to $2.63 billion for the period ended September 30, 2023 from $2.16 billion for the period ended September 30, 2022 and an increase in the weighted average rate on interest-bearing deposits to 2.57% for the period ended September 30, 2023 from 0.39% for the period ended September 30, 2022.

Interest expense on FHLB advances increased $10.2 million to $10.9 million for the period ended September 30, 2023 from $6.2 million for the period ended September 30, 2022. The average balance of FHLB advances increased $235.7 million to $272.6 million for the nine months ended September 30, 2023 from $36.9 million for the nine months ended September 30, 2022. The increase in the average balance was due to our strategy to utilize additional borrowings to support loan growth and liquidity.

Net Interest Income. Net interest income increased $21.3 million, or 28.84%, to $95.2 million for the nine months ended September 30, 2023 from $73.9 million for the nine months ended September 30, 2022, primarily due to a $777.9 million increase in the average balance of interest-earning assets during the period ended September 30, 2023 and an increase in the net interest margin to 3.44% for the period ended September 30, 2023 from 3.38% for the period ended September 30, 2022, offset in part, by a decrease in the interest rate spread to 2.83% for the period ended September 30, 2023 from 3.28% for the period ended September 30, 2022. The increase in the net interest margin was primarily due to the increase in the average balance of interest-earning assets and a 196 basis point increase in the average yield on interest-earning assets when comparing the 2023 period to the 2022 period, offset, in part, by an increase of $472.6 million in the average balances on interest-bearing liabilities and an increase of 218 basis points in the weighted average rate paid on interest-bearing liabilities to 2.57% for the period ended September 30, 2023 from 0.39% for the period ended September 30, 2022.

Provision for Credit Losses. Based on management’s analysis of the adequacy of allowance for credit losses, a provision of $8.0 million was recorded for the period ended September 30, 2023 in accordance with the CECL standard, compared to a provision of $4.1 million for the period ended September 30, 2022 in accordance with the incurred loss methodology standard. The $3.9 million, or 94.73%, increase in the provision was primarily due to the portfolio loan growth.

Noninterest Income. Noninterest income increased $5.4 million, or 78.50%, to $12.3 million for the period ended September 30, 2023 from $6.9 million for the period ended September 30, 2022. The increase resulted primarily from a one-time gain of $3.5 million in employee retention credit, a refundable tax credit against certain employment taxes under the CARES Act and a $1.9 million increase in customer service fees, resulting largely from cash management services fees during 2023 from our cannabis business which we acquired effective April 1, 2022, as well as an increase in income from bank-owned life insurance offset, in part by a decrease in the gain from bargain purchase of $1.1 million that was realized in April 2022 from our cannabis and money service business acquisition.

The table below sets forth our noninterest income for the nine months ended September 30, 2023 and 2022, respectively:

	Nine months ended
	September 30,		Change
	2023	2022	Amount	Percent
Gain from bargain purchase and assumption agreement	$-	$1,070	$(1,070)	(100.00)%
Customer service fees	5,180	3,286
Increase in cash surrender value of BOLI	1,117	786	331	42.11%
Mortgage banking income	469	480	(11)	(2.29)%
Swap contract income	2,058	1,260	798	63.33%
Employee retention credit income	3,452	—	3,452	100.00%
Other income	46	21	25	119.05%
Total noninterest income	$12,322	$6,903	$3,525	51.06%

Noninterest Expense. Noninterest expense increased $15.2 million, or 28.98%, to $67.5 million for the nine months ended September 30, 2023 from $52.4 million for the nine months ended September 30, 2022. Salary and employee benefit expenses increased $8.8 million, or 24.84%. The increase in salary and employee benefits resulted primarily from the hiring of additional employees consistent with our business strategy to grow the Bank, including the addition of 23 employees who became employed at Needham Bank in connection with our cannabis and money service business acquisition, as well normal salary increases. Additionally, director and professional fees increased $1.4 million, or 38.32%. This increase was mainly the result of increased professional services in connection with our loan operations. Data processing expense increased $1.3 million or 31.00%, resulting from our strategy to upgrade and implement information technology systems, including cybersecurity and fraud prevention and detection platforms, as well as data expense related to increased deposit activity. General and administrative expense increased $727,000, or 28.07%, primarily resulting from a general increase in the customer base as well as increases resulting from the addition of the Medford branch and the servicing of our cannabis business primarily from this branch location.

The table below sets forth our noninterest expense for the nine months ended September 30, 2023 and 2022:

	Nine months ended
	September 30,		Change
	2023	2022	Amount	Percent
Salaries and employee benefits	$44,033	$35,271	$8,762	24.84%
Director and professional service fees	4,985	3,604	1,381	38.32%
Occupancy and equipment expenses	3,926	3,240	686	21.17%
Data processing expenses	5,456	4,165	1,291	31.00%
Marketing and charitable contribution expenses	2,972	2,216	756	34.12%
FDIC and state insurance assessments	2,844	1,274	1,570	123.23%
General and administrative expenses	3,317	2,590	727	28.07%
Total noninterest expense	$67,533	$52,360	$15,173	28.98%

Income Tax Expense. Income tax expense increased $2.3 million, or 36.02%, to $8.6 million for the nine months ended September 30, 2023 from $6.3 million for the nine months ended September 30, 2022. The effective tax rate was 26.75% and 25.87% for the periods ended September 30, 2023 and 2022, respectively.

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. The Asset Liability Committee meets at least quarterly, is comprised of directors, executive officers and certain senior management, and reports to the full board of directors on at least a quarterly basis. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

●	maintaining capital levels that exceed the thresholds for well-capitalized status under federal regulations;
●	maintaining a prudent level of liquidity;
●	growing our volume of core deposit accounts;

●	utilizing our investment securities portfolio and interest rate swaps as part of our balance sheet asset and liability and interest rate risk management strategy to reduce the impact of movements in interest rates on net interest income and economic value of equity;
●	managing our utilization of wholesale funding with borrowings from the FHLB and brokered deposits in a prudent manner;
●	continuing to diversify our loan portfolio by adding more commercial-related loans and consumer loans, which typically have shorter maturities and/or balloon payments; and
●	continuing to price our one-to-four family residential real estate loan products in a way that encourages borrowers to select our adjustable-rate loans as opposed to longer-term, fixed-rate loans.

Shortening the average term of our interest-earning assets by increasing our investments in shorter-term assets, as well as originating loans with variable interest rates, helps to match the maturities and interest rates of our assets and liabilities better, thereby reducing the exposure of our net interest income to changes in market interest rates.

On occasion we have employed various financial risk methodologies that limit, or “hedge,” the adverse effects of rising or decreasing interest rates on our loan portfolios and short-term liabilities. We also engage in hedging strategies with respect to arrangements where our customers swap floating interest rate obligations for fixed interest rate obligations, or vice versa. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions.

Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by various basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100-basis point increase in the “Change in Interest Rates” column below.

The following table sets forth, as of September 30, 2023, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2023
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)

300	$124,958	(3.5)%
200	126,409	(2.4)%
100	128,289	(0.9)%
Level	129,472	—%
(100)	129,418	—%
(200)	128,515	(0.7)%
(300)	127,910	(1.2)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2023, we would have experienced a 2.4% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.7% decrease in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

Economic Value of Equity. We also compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases instantaneously by 100, 200, 300 and 400 basis point increments or decreases instantaneously by 100 or 200 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table sets forth, as of September 30, 2023, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase
At September 30, 2023	Estimated	(Decrease) in EVE
Change in Interest Rates (basis points) (1)	EVE (2)	Amount	Percent
(Dollars in thousands)

300	$450,470	$(12,830)	(2.8)%
200	457,090	(6,210)	(1.3)%
100	462,543	(757)	(0.2)%
Level	463,300	n/a	—%
(100)	456,477	(6,823)	(1.5)%
(200)	440,163	(23,137)	(5.0)%
(300)	417,643	(45,657)	(9.9)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at September 30, 2023, we would have experienced a 1.3% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 5.0% decrease in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The net interest income and net economic value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates, and actual results may differ.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, mortgage servicing rights, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the FHLB. As of September 30, 2023, we had outstanding advances of $345.6 million from the FHLB. As of September 30, 2023, we had unused borrowing capacity of $465.8 million with the FHLB. As of September 30, 2023 we also had a $45.3 million available line of credit with the Discount Window at the Federal Reserve Bank of Boston. Additionally, as of September 30, 2023, we had $323.6 million of brokered deposits and pursuant to our internal liquidity policy, which allows us to utilize brokered deposits up to 10.0% of our total assets, we had an additional capacity of up to approximately $99.6 million of brokered deposits.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

As of September 30, 2023, Needham Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 11 of the notes to consolidated financial statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. As of September 30, 2023, the unfunded portion of construction loans, home equity lines of credit, commercial lines of credit and other lines of credit, along with letters of credit, totaled $1.03 billion. Our allowance for credit losses on these unfunded commitments amounted to $1.8 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from September 30, 2023 totaled $1.54 billion. Management expects that a substantial portion of these time deposits will be retained. However, if a substantial portion of these time deposits is not retained, we may utilize advances from the FHLB, brokered deposits or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is an emerging growth company.

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings

The MHC and the Bank are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the MHC’s, Bank’s or the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Registrant is an emerging growth company.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	There were no sales of unregistered securities during the period covered by this Report.
(b)	Not applicable.
(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NB BANCORP, INC.

Date: November 22, 2023	/s/ Joseph Campanelli
Joseph Campanelli
President and Chief Executive Officer

Date: November 22, 2023	/s/ Danielle Walsh
Danielle Walsh
Executive Vice President and Chief Financial Officer