Form 10-K
period 2023-12-31
NB Bancorp, Inc.
filed 2024-03-28
CIK 1979330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 001-41899

NB BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	93-2560883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1063 Great Plain Avenue, Needham, Massachusetts	02492
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 444-2100

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	The NASDAQ Stock Market, LLC
(Title of each class to be registered)	(Name of each exchange on which each class is to be registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

There was no outstanding voting common equity of the Registrant as of June 30, 2023. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 28, 2023, the first date of trading in the common stock, was approximately $541.0 million.

As of March 26, 2024, there were 42,705,729 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

1.Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2024 (Part III)

PART I

ITEM 1.      Business

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the asset quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by supply chain disruptions or otherwise;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	the effect of any change in federal government enforcement of federal laws affecting the cannabis industry;
●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;

●	competition among depository and other financial institutions;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please see “Risk Factors” beginning on page 36.

In this Annual Report the terms “we,” “our,” and “us” refer to NB Bancorp, Inc. and Needham Bank, unless the context indicates another meaning. In addition, we sometimes refer to NB Bancorp, Inc. as “NB Bancorp” or the “Company” and to Needham Bank as the “Bank.”

BUSINESS OF NB BANCORP, INC.

NB Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in June 2023 for the purpose of becoming the registered bank holding company for Needham Bank (the “Bank”) upon the consummation of the mutual to stock conversion of NB Financial, MHC, the Bank’s former mutual holding company. The Company’s initial stock offering was completed on December 27, 2023. In connection with the conversion, the Company sold 40,997,500 shares of common stock, par value $0.01 per share, for gross offering proceeds (before deducting offering expenses) of approximately $410.0 million based on the offering price of $10.00 per share. The Company also contributed 1,708,229 shares of common stock and $2.0 million in cash to the Needham Bank Charitable Foundation. The shares of the Company’s common stock sold in the offering began trading on The Nasdaq Capital Market on December 28, 2023 under the symbol “NBBK.”

Since being incorporated, other than holding the common stock of Needham Bank, retaining approximately 50% of the net cash proceeds of the stock conversion offering and making a loan to the Bank’s employee stock ownership plan, we have not engaged in any material business activities to date.

Our cash flow depends on earnings from the investment of the net proceeds we retained from our initial public stock offering that was consummated on December 27, 2023, and any dividends we receive from Needham Bank. We neither own nor lease any property, but pay a fee to Needham Bank for the use of its premises, equipment and furniture. At the present time, we employ only persons who are officers of Needham Bank who also serve as officers of NB Bancorp. We use the support staff of Needham Bank from time to time and pay a fee to Needham Bank for the time devoted to NB Bancorp by employees of Needham Bank. However, these persons are not separately compensated by NB Bancorp. NB Bancorp may hire additional employees, as appropriate, to the extent it expands its business in the future.

Our executive offices are located at 1063 Great Plain Avenue, Needham, Massachusetts 02492. Our telephone number at this address is (781) 444-2100.

BUSINESS OF NEEDHAM BANK

General

Needham Bank is a Massachusetts-chartered cooperative bank headquartered in Needham, Massachusetts. Needham Bank was organized in 1892 and has operated continuously in Needham, Massachusetts, which is approximately 17 miles southwest of Boston’s financial district, since this time. Our headquarters are still located in Needham, and we have branch locations in Wellesley, Westwood, Dedham, Medfield, Medford, Dover, Ashland, Millis, Natick and Boston (Mission Hill). Our branch network covers the metro-west area of Boston and surrounding communities, which is our primary deposit market area. We consider our primary lending market area to be the Greater Boston metropolitan area and surrounding communities in Massachusetts, eastern Connecticut, southern New Hampshire and Rhode Island. As one of the largest community banks in the Greater Boston metropolitan area, and throughout New England, we believe that our reputation for providing personalized customer service is our strongest asset and our most effective business strategy to continue to grow and be a profitable bank.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in commercial real estate and multifamily loans, one- to four-family residential real estate loans, construction and land development loans, commercial and industrial loans and consumer loans. To a lesser extent, we originate home equity loans and lines of credit. At December 31, 2023, our total loan portfolio was comprised of $1.38 billion, or 35.5%, of commercial real estate and multifamily loans, $1.10 billion, or 28.2%, of one- to four-family residential real estate loans, $622.7 million, or 16.0%, of construction and land development loans, and $487.9 million, or 12.5%, of commercial and industrial loans. We also invest in securities, consisting primarily of U.S. Treasury and federal agency securities, municipal bonds and corporate bonds. We offer a variety of deposit accounts, including certificate of deposit accounts, IRAs, money market accounts, savings accounts, demand deposit accounts and interest-bearing and noninterest-bearing checking accounts. We historically have utilized advances from the Federal Home Loan Bank of Boston (“FHLB”) to fund our operations and we had $283.3 million of FHLB advances at

December 31, 2023. Additionally, in recent years, we have also utilized brokered deposits as a non-retail funding source to fund our operations and at December 31, 2023, we had $183.6 million of brokered deposits.

Needham Bank is subject to regulation, supervision and examination by the Massachusetts Commissioner of Banks (the “Commissioner”) under Massachusetts law, and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) as its primary federal regulator. It is also regulated by Federal Deposit Insurance Corporation (the “FDIC”) as its primary insurer of its deposits.

Our executive offices are located at 1063 Great Plain Avenue, Needham, Massachusetts 02492. Our telephone number at this address is (781) 444-2100. Our website address is www.needhambank.com. Information on our website is not incorporated into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K.

Business Strategy

In recent years and consistent with our growth strategy to increase our commercial relationships along all business lines, we have enhanced our online and mobile banking offerings, including fraud prevention and detection systems, and additionally, we have invested heavily in our cash management suite of products. Additional investments have been made to continually strengthen cybersecurity controls, such as with expanded vulnerability detection and patch management protocols. The acquisition of our cannabis-related and money service banking businesses resulted in the addition of $297.7 million of core deposits in April 2022 and we believe our significant investment in these cash management products has allowed us to capture and service the full banking relationships for these and our other Structured Finance customer relationships. We have invested in systems to automate compliance with cannabis-related regulatory requirements and guidance. Investments in tools have been completed to further automate compliance with state-specific and federal regulatory requirements for cannabis banking and consumer lending activities. We are also implementing a Marketing Customer Information File and Customer Relationship Management system to improve communication, collaboration and the customer experience.

In recent years, we have focused on building an experienced management team and diversifying and enhancing our operating and business strategy. In January 2017, we hired Joseph Campanelli as our Chief Executive Officer, and in April 2017, we hired Salvatore Rinaldi, our Chief Operating Officer. Messrs. Campanelli and Rinaldi each have more than 40 years of banking experience at larger, more complex financial institutions. They have worked together for over 40 years at other financial institutions prior to joining Needham Bank successfully executing similar strategies. Under their leadership, the Bank has implemented an intentional and structured growth plan to enable the Bank to grow its balance sheet and diversify its operations and offer a personalized banking experience to individuals and businesses while seeking to address the risks inherent with such growth.

Since 2020, the Bank added approximately 102 full time employees, including approximately 23 employees in connection with the April 2022 acquisition of a cannabis banking business from another financial institution. Consistent with our strategy to continue to service individuals and small businesses in our market area, while also competing for larger business customers, the Bank has made significant investments in infrastructure, upgraded technology solutions and offerings, and compliance and risk management.

Following a comprehensive strategic review of the Company’s governance structure, in May 2023, we added four new board members, and in July 2023 added a fifth new director, each of whom individually, and together as a group, we believe bring a level of business acumen and sophistication that matches our growth strategy.

The proceeds from our initial stock offering which we consummated in December 2023 will enable us to continue to implement our prudent and disciplined growth strategy. We plan to employ the following strategies to maximize sustainable profitability:

●	Continue to moderately grow our commercial real estate and multifamily loan portfolio. In recent years, we have increased our commercial real estate and multifamily loan portfolio consistent with safe and sound underwriting practices. This has had the benefit of increasing the yield on our loan portfolio while reducing the average term to repricing of our loans. At December 31, 2023, our commercial real estate and multifamily loan portfolio totaled $1.38 billion, or 35.5% of our total loan portfolio, compared with $1.01 billion, or 33.6% of total loans, at December 31, 2022. We intend to continue to compete for more relationships, primarily to experienced seasoned builders, developers and investors in our market area.
●	Continue to diversify our commercial and industrial loan portfolio. We have diversified our commercial and industrial loan portfolio into three divisions, which we refer to as Small Business, Middle Market and Structured Finance. The Small Business Lending division generally focuses on loans under the Small Business Administration (the “SBA”) programs of up to $5 million and traditional non-small SBA commercial business relationships with businesses who generate up to $10 million in revenue, and our Middle Market division generally focuses on relationships with businesses who have annual revenues from $10 million to $50 million, nearly all of which are to borrowers in our primary market area. Our Structured Finance division seeks to service the banking needs of larger business customers, typically with greater than $50 million in annual revenues, throughout a variety of industries, including manufacturers, service companies, renewable energy providers, commercial finance companies, and cannabis-related entities. We believe that our industry-specific knowledge about the banking needs of these industries gives us a competitive advantage to service these customers. We intend to continue to emphasize growth in each of these divisions of our commercial and industrial lending.
●	Continue our historical emphasis on residential mortgage lending, including construction of single-family homes. Historically, we have emphasized residential mortgage lending, including for the construction of single-family homes, and at December 31, 2023, one- to four-family residential real estate loans totaled $1.10 billion, or 28.2% of our total loan portfolio. We intend to continue measured, efficient growth of these types of residential lending.
●	Grow our consumer loan operations. We seek to continue our growth in consumer loan operations, and in 2022, we purchased a variety of consumer loans from a third-party originator. Largely as a result of these purchases, at December 31, 2023, consumer loans totaled $204.9 million, or 5.3% of our total loan portfolio, compared to $196.5 million, or 6.5% of our total loan portfolio, at December 31, 2022. Going forward, we intend to continue to emphasize the modest growth in our consumer loan portfolio through ongoing originations and purchases from two limited-flow arrangements. We believe that this loan diversification will allow us to continue to execute our business strategy of growing the Bank while addressing the inherent risks of community banking, including the risk of geographic concentrations in our loan portfolios. The diversification of our loan products allows us to address risk across a wider variety of borrowers and industries as well as the ongoing management of these portfolios to minimize our exposure to interest rate risk.
●	Diversify our deposit gathering. Consistent with our strategy to grow core deposits, which we consider to be all deposits including certificates of deposits, other than brokered deposits, we have invested in a cash management suite of products and enhanced our online and mobile banking offerings, as well as fraud prevention and detection systems. We intend to continue to implement new technology as it is developed or improved. We view the growth of commercial and industrial lending, in each of our market segments, as an opportunity to increase our core deposits through our effort to capture the full banking relationship of these commercial customers.

Reflecting our focus on our community, in connection with our mutual to stock conversion and initial public offering which closed in December 2023, we established a charitable foundation called Needham Bank Charitable Foundation and funded it with $2.0 million in cash and 1,708,229 shares of our common stock, for a total contribution of $19.1 million based on the $10.00 per share offering price. The purpose of this foundation is to make contributions to support various charitable organizations operating in our community now and in the future.

Market Area

We consider our primary market area to be any counties, towns or municipalities within a 100-mile radius of Needham, which generally covers the Greater Boston metropolitan area as well as surrounding communities in Massachusetts, eastern Connecticut, southern New Hampshire and Rhode Island. We will consider commercial and residential real estate opportunities outside of this market area, but these are generally to customers with whom we have an existing relationship and who have a presence within our primary market area. We also have industry-specific and structured commercial and industrial relationships to cannabis, wind and solar companies based on our underlying diligence and understanding of the specific operations outside of our primary market area.

The Greater Boston metropolitan area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several significant multinational corporations. Eastern Massachusetts also has many high technology companies employing personnel with specialized skills. These factors affect the demand for residential homes, multifamily apartments, office buildings, shopping centers, industrial warehouses and other commercial properties.

According to the United States Census Bureau (the “Census”), at July 2022, the Greater Boston metropolitan area is the eleventh largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Greater Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale/retail trade, to finance, technology and medical care. According to the United States Department of Labor, in March 2023, the Boston-Cambridge-Newton, Massachusetts area had an estimated unemployment rate of 3.2%, compared to a Massachusetts state unemployment rate of 3.5% and the national unemployment rate of 3.5%.

Based on the Census’ estimates, from 2020 to 2022, the populations of Boston–Cambridge–Newton, MA–NH Metropolitan Statistical Area (“MSA”) decreased 0.83%, compared to a 0.6% increase for the Commonwealth of Massachusetts. At July 2022, the Census estimates that the Boston–Cambridge–Newton, MA–NH MSA’s median household incomes was $104,372, compared to median household income of $81,744 for the city of Boston, $89,026 for the Commonwealth of Massachusetts, and $69,021 for the United States.

Competition

We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks, credit unions and other non-bank financial service providers. Some of our competitors offer products and services that we currently do not offer, such as trust services or wealth management services.

Our competition for loans comes primarily from the competitors referenced above and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies participating in the mortgage market, such as insurance companies, securities firms, financial technology companies, and specialty finance firms.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend toward consolidation of the financial services industry. Technological advances, for example, have lowered barriers to entry, which have allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions, including financial technology companies, to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our growth in the future.

We expect to continue to emphasize originations of larger structured finance credit facilities. In recent years, most of our larger, structured commercial and industrial loans have been to customers in the cannabis, wind or solar industries. Our competition in this business sector is broad-based and not dominated by any specific larger or more well-established competitors. Changing legislation and government policy with respect to these industries could increase competition even further on a jurisdictional or industry-specific basis. We do not believe that our ability to compete is dependent on our existing relationships in these areas but we believe our experience could provide a competitive advantage versus lenders who enter these business lines in the future. We intend to continue to compete effectively in these areas by utilizing our knowledge of the operating and cash flow structures of these industries, as well as the applicable regulatory considerations.

Lending Activities

Our principal lending activity is originating commercial real estate and multifamily loans, one- to four-family residential real estate loans, construction and land development loans, commercial and industrial loans and consumer loans. To a lesser extent, we also originate home equity loans and lines of credit. Subject to market conditions and our asset-liability analysis, we expect to continue to grow each of our loan portfolios with the most significant emphasis of growth in commercial real estate and multifamily loans, commercial and industrial loans and consumer loans. From time to time and subject to market conditions, we have also originated for sale and sold a portion of our long-term, fixed-rate one- to four-family residential real estate loans, on a servicing-retained, limited or no recourse basis, while retaining shorter-term fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio.

Historically, we have also engaged in loan participation sales, with Needham Bank as the lead, for certain larger commercial real estate and commercial and industrial loans and have limited purchased participations from well-established financial institutions in our market area. Participations and counterparty exposure is periodically reported to the board of directors. At December 31, 2023, our highest combined participations sold with one bank was approximately 9.3% of our total capital and was comprised of three commercial real estate loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	As of December 31,		Change
(Dollars in thousands)	2023	2022	Amount	Percent
One-to four-family residential	$1,097,475	$932,436	$165,039	17.70%
Home equity	97,270	75,226	22,044	29.30%
Commercial real estate	1,174,020	822,744	351,276	42.70%
Multi-family residential	209,982	189,279	20,703	10.94%
Construction and land development	622,713	552,375	70,338	12.73%
Commercial and industrial	487,878	247,361	240,517	97.23%
Consumer, net of premium/discount	204,871	196,535	8,336	4.24%
Total loans	3,894,209	3,015,956	878,253	29.12%
Less:
Deferred fees, net	(4,930)	(511)	(4,419)	864.77%
Allowance for credit losses	(32,222)	(25,028)	(7,194)	28.74%
Net loans	$3,857,057	$2,990,417	$866,640	28.98%

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Residential real estate includes one-to four-family residential and home equity loans and commercial real estate includes commercial real estate and multi-family residential loans in the table below. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Residential	Commercial	Construction and	Commercial and
(Dollars in thousands)	Real Estate	Real Estate	Land Development	Industrial	Consumer
Amounts due in:
One year or less	$6	$36,223	$227,638	$73,412	$14,542
After one through five years	619	370,167	348,310	268,060	18,909
After five through 15 years	14,733	602,428	20,839	120,643	67,418
More than 15 years	1,179,387	375,184	25,926	25,763	104,002
Total	$1,194,745	$1,384,002	$622,713	$487,878	$204,871

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2023 that are contractually due after December 31, 2024.

(Dollars in thousands)	Fixed	Adjustable	Total
One-to four-family residential	$537,930	$559,545	$1,097,475
Home equity	-	97,270	97,270
Commercial real estate	259,956	914,064	1,174,020
Multi-family residential	9,500	200,482	209,982
Construction and land development	81,672	541,041	622,713
Commercial and industrial	49,580	438,298	487,878
Consumer, net of premium/discount	203,555	1,316	204,871
Total loans	$1,142,193	$2,752,016	$3,894,209

One- to Four-Family Residential Real Estate Lending. One of the primary focuses of our lending has long been the origination of long-term loans secured by mortgages on primarily owner-occupied, one- to four-family residences. At December 31, 2023, $1.10 billion, or 28.2%, of our total loan portfolio, consisted of one- to four-family residential real estate loans. The vast majority of the one- to four-family residential real estate loans that we originate are secured by properties located in our primary market area. See “Originations, Sales and Purchases of Loans.”

Our one- to four-family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate one- to four-family residential real estate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency (“FHFA”). We also originate loans above the FHFA limit, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans and at December 31, 2023, approximately $355.1 million, or 32.4% of our one- to four-family residential real estate loans were jumbo loans with an average balance of $1.4 million.

Our fixed-rate one- to four-family residential real estate loans are originated with terms of up to 30 years and our and adjustable-rate one- to four-family residential real estate loans are originated with terms of up to 40 years. At December 31, 2023, $537.9 million, or 49.0%, of our one- to four-family residential real estate loans were fixed-rate loans.

We originate our adjustable-rate one- to four-family residential real estate loans with initial interest rate adjustment periods of three, five and seven years, based on changes in a designated market index. Generally, these loans are limited to a 200-basis point initial increase in their interest rate and a 200-basis point increase annually after the initial adjustment and a maximum upward adjustment of 600 basis points over the life of the loan. We determine whether a borrower qualifies for an adjustable-rate mortgage loan based on our lending policy.

We originate conventional one- to four-family residential mortgage loans with loan-to-value ratios of up to 95% without private mortgage insurance. We also originate loans with loan-to-value ratios of up to 97% for loans that are sold and serviced by MassHousing, an independent, quasi-public Massachusetts agency charged with providing financing for affordable housing in Massachusetts or under our First-Time Homebuyer Program.

From time to time and subject to market conditions, we sell a portion of the fixed-rate one- to four-family residential real estate loans that we originate with terms of greater than 20 years. We base the amount of fixed-rate loans that we sell on our liquidity needs, asset/liability mix, loan volume, portfolio size and other factors. In recent years, most of the loans that we originated and sold to the secondary market were sold with servicing retained.

We generally do not offer “interest-only” mortgage loans on one- to four-family residential real estate loans nor do we offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. Additionally, we do not offer “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios).

We evaluate both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Our one- to four-family residential real estate loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Our one- to four-family residential mortgage loans customarily include “due-on-sale” clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

We offer one- to four-family residential real estate loans secured by non-owner-occupied properties. Generally, we will not make loans in excess of 80.0% loan to value on non-owner-occupied one- to four-family residential real estate properties or in excess of 80.0% on single family non-owner occupied residential real estate properties.

Home Equity Loans and Lines of Credit. In addition to one- to four-family residential real estate loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. At December 31, 2023, we had $97.3 million, or 2.5%, of our total loan portfolio in home equity loans and lines of credit.

Home equity loans and lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential real estate loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of up to 80% when combined with the principal balance of the existing first mortgage loan.

Home equity loans and lines of credit are generally secured by junior mortgages and have greater risk than one- to four-family residential real estate loans secured by first mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans and lines of credit, decreases in real estate values could adversely affect our ability to fully recover the loan balance in the event of a default.

Commercial Real Estate and Multifamily Lending. Our commercial real estate and multifamily loans are secured primarily by multifamily apartment buildings, retail and mixed-use properties, light industrial properties, manufacturing facilities and office buildings, almost all of which are located in our primary lending market area. We will also make these loans out of our primary lending market area to customers of Needham Bank with whom we have an existing lending relationship. Our multifamily loans are secured primarily by five or more-unit residential buildings. At December 31, 2023, we had $1.38 billion in commercial real estate and multifamily loans, representing 35.5% of our total loan portfolio.

We generally originate adjustable-rate commercial real estate and multifamily loans with maximum terms of up to 30 years. From time to time we will also originate fixed rate loans in these portfolios. We generally limit loan-to-value ratios to 80% of the appraised value or purchase price, whichever is lower. All of our commercial real estate and multifamily real estate loans are subject to our underwriting procedures and guidelines.

At December 31, 2023, our 25 largest commercial real estate lending relationships had an average balance of approximately $24.9 million, or approximately $623.2 million in the aggregate, representing 45.0% of our total commercial real estate loans at such date. Consistent with our internal policies, any borrowing relationship with aggregate exposure of greater than $55.0 million requires approval by the board of directors and at such date we had nine such relationships in excess of $55.0 million, which were comprised of commercial real estate and multifamily, and construction and land development loans. At December 31, 2023, each of the commercial real estate loans underlying our 25 largest commercial real estate relationships was performing in accordance with its repayment terms.

We consider a number of factors in originating commercial real estate and multifamily loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, among other factors we consider the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that, subject to certain exceptions, it is at least 1.20x for multifamily loans and 1.25x for commercial real estate loans, and the ratio of the loan amount to the appraised value of the mortgaged property. Our commercial real estate and multifamily loans are appraised by outside independent and qualified appraisers that are duly approved in accordance with Needham Bank policy. Personal guarantees are often obtained from commercial real estate borrowers. Each borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

Our loans-to-one borrower limit is 20% of our capital, which limit was $125.8 million at December 31, 2023.

We believe that our commercial real estate loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties. As of December 31, 2023, the amortized cost balances of concentrations in our commercial real estate loan portfolio, including multi-family loans, were as follows:

	Commercial Real Estate
	Owner-	Non-Owner-	Total
	Occupied	Occupied	Balance $	Percentage %

	(Dollars in thousands)
Industrial	$212,246	$72,288	$284,534	20.6%
Office	39,330	184,246	223,576	16.2
Multi-family	-	209,982	209,982	15.2
Retail	84,269	104,596	188,865	13.6
Special purpose	119,073	59,876	178,949	12.9
Hospitality	1,217	148,278	149,495	10.8
Other	58,548	23,741	82,289	5.9
Mixed-use	8,974	57,338	66,312	4.8
Total commercial real estate	$523,657	$860,345	$1,384,002	100.0%

Construction and Land Development Loans. At December 31, 2023, we had $622.7 million in construction and land development loans, or 16.0% of total loans. We make construction loans on raw land, land which has received permits for construction and commercial and residential properties which are being re-constructed, primarily to developers, contractors and builders of apartment buildings, single-family homes and condominiums and individuals for the construction of their primary residences. We also make a limited amount of land loans that will be used for residential or commercial development. Land loans also include loans secured by land purchased for investment purposes.

While we may originate loans to builders whether or not the collateral property underlying the loan is under contract for sale, we consider each project carefully in light of current residential real estate market conditions. Historically, most of our construction loans for residential properties are to well-known builders in our market area for which there is no contract for sale for the underlying completed home at the time of origination. We refer to these loans as speculative construction loans, and we expect this concentration of speculative residential construction lending to continue to be an important component of our construction and land development loans in the future. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations. We generally will limit the maximum number of speculative units (units that are not pre-sold) approved for each builder, typically starting with five speculative loans per builder until we develop a relationship and track record with the builder.

Our construction loans are fixed- and adjustable-rate, interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 24 months. At the end of the construction phase, the loan may convert to a permanent mortgage loan or may be paid in full. Given supply chain issues resulting in delays and longer permitting and approval times, in part due to the COVID-19 pandemic, in recent years, depending on the complexity of the construction project, the term of an “interest-only” construction loan may be extended if circumstances warrant.

Construction loans are generally limited to 80% (75% for investment properties) loan-to-completed-appraised-value ratio upon completion of the project. Land development loans which are approved for development are limited to 75%, and not yet approved for development land loans, are limited to 65% loan to completed appraised value. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also generally require inspections of the property before disbursements of funds during the term of the construction loan.

At December 31, 2023, our 25 largest construction and land development loan relationships had an average balance of approximately $17.0 million, or approximately $425.8 million in the aggregate, representing 68.4% of our total construction and land development loans at such date. Consistent with our internal policies, any borrowing relationship with aggregate exposure of greater than $55.0 million requires approval by the board of directors and at such date we had nine such relationships in excess of $55.0 million, which were comprised of commercial real estate and multifamily loans and construction and land development loans. At December 31, 2023, each of the construction and land development loans underlying our 25 largest construction and land development loan relationships was performing in accordance with its repayment terms.

Commercial and Industrial Loans. We offer a broad range of commercial and industrial loans, including lines of credit and terms loans, to a variety of commercial businesses and industrial borrowers. The loans are used to support working capital and general corporate needs.

Our commercial and industrial banking division is segmented into three core units: Small Business, Middle Market and Structured Finance. The Small Business division generally focuses on loans under SBA programs of up to $5 million and non-SBA commercial business relationships with businesses who have annual revenues up to $10 million. SBA product offerings include SBA 7(a) Loans, SBA Express Lines of Credit, 504 Loans, and Massachusetts Capital Access Program.

Our Middle Market division generally focuses on relationships with businesses with revenues from $10 million to $50 million for a variety of operating businesses. We serve operating companies such as manufacturers, distributors, importers, exporters, medical practices, CPA firms, and law firms. The Middle Market division offers loans and lines of credit to fund general operations, expansion, sales growth, new product development, and working capital. Nearly all of these loans are to borrowers in our primary market area.

Our Structured Finance division generally focuses on relationships with businesses with greater than $50 million in annual revenues and which may contain unique attributes to certain industries. In recent years, most of these larger, structured commercial and industrial loans have been to customers in the cannabis, wind or solar industries. These industries may be subject to heightened regulatory or business risks, and we believe our knowledge of the operating and cash flow structures of these industries, as well as the applicable regulatory considerations, enable us to offer competitive credit facility solutions to these customers while maintaining our prudent underwriting standards consistent with our small business and middle market lending divisions. Generally, our Structured Finance loans are collateralized by the borrower’s real estate and not by operating equipment which is harder to value due to these industries’ unique operations. We seek to partner with company owners, management teams, and private equity sponsors to provide customized debt facility and cash management solutions for business owners. The Structured Finance division’s practices include sponsored and direct-to-company transactions, family-owned and privately held businesses, and, to a limited extent, publicly traded companies. We believe our Structured Finance division’s portfolio is well diversified with over 50 commercial relationships at December 31, 2023.

Our small business and middle market commercial and industrial loans are generally secured by all business assets of the borrower, including but not limited to equipment, accounts receivable, inventory, specific project assets and contracts, and real estate. Across all three segments, loans are priced either by floating rate benchmarks plus applicable spreads, fixed-interest rates or floating rate fixed synthetically through interest rate swap derivative products. Terms generally range from three to 10 years. The average tenor of our commercial and industrial portfolio varies and at December 31, 2023 was less than 7 years for Structured Finance loans. At December 31, 2023, the average loan to value of the Structured Finance loan portfolio was less than 75%.

We also offer lines of credit in amounts of up to 80% of the value of the eligible collateral securing the loan.

When making commercial and industrial loans, we consider the financial statements of the borrower, lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the historical and projected cash flows of the business and the value of the business assets. Where applicable we engage third-party specialists to assist in conducting diligence on any prospective borrower, and they may include, as warranted, industry-specific consultants, engineers, appraisers, and accountants.

The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. The vast majority of the loans are extended on a secured basis, with a limited number of unsecured lines of credit with additional covenants. At December 31, 2023, we had commitments to fund $22.0 million of unsecured lines of credit with no balances outstanding at this date. The security of any underlying loan is determined according to the credit profile of the customer on a case-by-case basis.

In managing our commercial and industrial loan portfolio, we focus on the size of the customer’s lending relationship, which we view as the aggregate amount of all loans and loan commitments outstanding to a commercial borrower and any related borrowers or guarantors.

At December 31, 2023, approximately 94% of our small business and 98% of our middle market commercial and industrial loan exposure was to customers headquartered within our primary market area, which is the Greater Boston metropolitan area and surrounding communities, including eastern Connecticut, southern New Hampshire and Rhode Island. On occasion, we will make these types of loans outside of the primary market but generally only to customers with whom we have a pre-existing relationship.

Because of the unique business characteristics of the cannabis, wind and solar industries, which comprise most of our Structured Finance loans, many of these loans are to customers which have operations both within and outside of our primary market area.

The vast majority of the relationships in the commercial and industrial segment also have cash management and treasury service product offerings tied to the relationships. These products include specific online banking tools, ACH products, wire capabilities, fraud prevention tools and other customized set-up that help the underlying business securely manage the business’ cash. Generally, these products provide for additional fee income, along with enhanced risk management, to the Bank and are managed within the commercial and industrial business unit of the Bank.

Consumer Lending. We offer a variety of consumer loans to individuals who reside or work in our primary lending area, including loans that are secured by mobile homes, new and used automobiles, new and used boats and recreational vehicles, solar panels, deposit accounts, as well as a limited number of unsecured loans, including student loans, home improvement loans and credit cards loans. In recent years we have purchased a variety of consumer loan portfolios from a third-party originator subject to our underwriting procedures. Largely as a result of these purchases, higher yielding consumer loans increased $8.3 million, or 4.2% to $204.9 million at December 31, 2023 from $196.5 million at December 31, 2022 and from $39.4 million at December 31, 2021. Subject to market conditions, we intend to continue to modestly grow our consumer loan portfolio and we would expect this growth to come through partnerships with established third-party originators.

Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Originations, Sales and Purchases of Loans

Our loan originations are generated by our banking personnel operating at our banking office and mortgage brokers. Additionally, in recent years, we have purchased a variety of consumer loans. We also obtain referrals from existing and former customers and from accountants, real estate brokers, builders and attorneys. All loans we originate are underwritten pursuant to our policies and procedures which incorporate Fannie Mae underwriting guidelines to the extent applicable for residential loans.

While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period.

Consistent with our interest rate risk strategy, we originate for sale and sell a portion of the long-term, fixed-rate, one- to four-family residential real estate loans that we originate on a servicing-retained, limited or no recourse basis, while generally retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint.

Historically, we have also engaged in loan participations sales, with Needham Bank as the lead, for certain larger commercial real estate and commercial and industrial loans and have, on a limited basis, purchased participations from well-established financial institutions in our market area. Participations are periodically reported to the board of directors. In recent years we have also purchased a variety of consumer loan portfolios and would expect to continue to purchase consumer loans from several established third-party originators. At December 31, 2023, our highest combined participations with one bank was approximately 9.3% of total capital and was comprised of commercial real estate and multifamily, commercial and industrial, and construction and land development loans.

Loan Approval Procedures, Loans to One Borrower Limit and Lending Authority

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our surplus account, undivided profits and, after the completion of the conversion, capital stock. Loans secured by a first mortgage on residential property occupied by the borrower are excluded from this limit. At December 31, 2023, our regulatory limit on loans-to-one borrower was $125.8 million.

At December 31, 2023, our general internal limit on an aggregate loan relationship-to-one borrower (and related entities) was $55.0 million. Most of our largest loan relationships are to borrowers which have multiple loans with Needham Bank and are collateralized by commercial real estate, commercial and industrial and construction and land development loans. Aggregate exposure limits can be increased above our internal limit up to the legal lending limit on an exception basis with the approval of the Credit Committee and the board of directors, and at December 31, 2023, we had nine relationships in excess of $55.0 million which were secured by commercial and industrial and commercial real estate loans, including construction and land development loans. Each of these relationships was approved by the board of directors and at December 31, 2023 each of the loans underlying these relationships was performing in accordance with their prepayment terms.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loans are made consistent with our loan policies and procedures, and the underwriting and review of a loan decision is designed primarily to determine the borrower’s ability to repay the requested loan.

The board of directors has overall responsibility for our lending policy, and the board reviews this policy at least annually.

The board of directors has delegated loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. Loans for residential real estate of greater than $2.5 million require approval by management’s Credit Committee, which consists of the Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Credit Officer (“CCO”), SVP – Managed Assets Group Leader and managers of the Bank’s lending departments. Commercial loan relationships with total loan exposure of greater than $3.0 million up to our internal loans-to-one relationship limitation require approval by the Credit Committee. All commercial and industrial loans under $3.0 million are approved by the CCO (or designated signer), and all commercial loan relationships with total loan exposure of greater than $3.0 million are approved by the Credit Committee. Loan policy exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or credit committee prior to approval. Reporting on Policy exceptions are included within the Board package.

Generally, we require title insurance on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. We also require flood insurance if the improved property is determined to be in a flood zone area.

Delinquencies and Non-Performing Assets

Delinquency Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. We generally send a written notice of non-payment to the borrower 15, 30, 60 and 90 days after a loan is first past due. We will additionally try to contact the borrower by telephone after the 15th day after the due date.

All loans past due 90 days are put on non-accrual and reported to the board of directors monthly. Generally, when a loan becomes 90 days past due, the loan is transferred to our Managed Asset division, which attempts to determine underlying issues and develop a repayment plan with the borrower. If workout efforts are unsuccessful, the loan may be turned over to our attorneys to ensure that further collection activities are conducted in accordance with applicable laws and regulations. If our attorneys do not receive a response from the borrower, or if the terms of any payment plan established are not followed, then foreclosure proceedings may be initiated on loans secured by real estate. Management submits a delinquent loan report detailing loans 30 days or more past due to the board of directors on a monthly basis.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate until it is sold. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for credit losses. Estimated fair value is based on an appraisal typically obtained before the foreclosure process is completed. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

In the course of resolving delinquent loans, we may choose to restructure the contractual terms of certain loans. We attempt to work-out alternative payment schedules with the borrowers in order to avoid foreclosure actions. As noted in Note 2, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K, we adopted ASU 2022-02 on January 1, 2023, which eliminated troubled-debt restructuring (“TDR”) accounting. Prior to the adoption of this standard, we reviewed each loan that was modified to identify whether a TDR had occurred. TDRs involved situations in which, for economic or legal reasons related to the borrower’s financial difficulties, we granted a concession to the borrower that we would not otherwise have considered. Subsequent to our adoption of this standard, we apply the loan refinancing and restructuring guidance codified in paragraphs 310-20-35-9 through 35-11 of the Accounting Standards Codification to determine whether a modification results in a new loan or a continuation of an existing loan.

ASU 2022-02 requires disclosure of loan modifications to borrowers experiencing financial difficulty. The Company did not modify any loans to borrowers experiencing financial difficulty during the year ended December 31, 2023.

If a loan is on non-accrual at the time of restructuring, interest income is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	December 31, 2023			December 31, 2022
	30-59	60-89	90 Days or	30-59	60-89	90 Days or
	Days	Days	More and Still	Days	Days	More and Still
(Dollars in thousands)	Past Due	Past Due	Accruing	Past Due	Past Due	Accruing
Real estate loans:
One to four-family residential	$1,903	$—	$—	$1,449	$—	$—
Home equity	288	65	—	728	490	—
Commercial real estate	2,735	—	—	4,243	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	2	1	—	38	—	—
Consumer	4,009	1,008	—	1,499	436	—
Total	$8,937	$1,074	$—	$7,957	$926	$—

Non-Performing Assets. The following table sets forth information regarding our non-performing assets as of December 31, 2023 and 2022. As a result of the adoption of CECL beginning January 1, 2023, troubled debt restructuring recognition and measurement has been eliminated. We had no loans 90 days or more delinquent and still accruing interest as of the dates presented.

(Dollars in thousands)	2023	2022
Real estate loans:
One-to four-family residential	$4,100	$5,579
Home equity	590	818
Commercial real estate	422	670
Construction and land development	10	10
Commercial and industrial	4,138	5,086
Consumer	1,538	859
Total	$10,798	$13,022

Total non-accrual loans to total loans (1)	0.28%	0.43%
Total non-performing loans to total loans	0.28%	0.43%
Total non-performing assets to total assets	0.24%	0.36%
(1)	Includes both non-accrual loans and non-accruing troubled debt restructured loans for 2022.

Classified Assets. Federal regulations provide that each insured savings institution classify its assets on a regular basis. In addition, in connection with examination of insured depository institutions, federal and Massachusetts banking regulators have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured depository institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory agencies, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of our quarterly reports with the Federal Reserve Board and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified and special mention assets at December 31 were as follows:

(Dollars in thousands)	2023	2022
Substandard loans	$9,444	$10,532
Doubtful loans	10	10
Loss loans	—	—
Total classified loans	$9,454	$10,542
Special mention loans	$12,622	$18,709

Other Loans of Concern. There were no other loans at December 31, 2023 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Provision for Credit Losses. On January 1, 2023, we adopted Accounting Standards Update (ASU) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. Under this new current expected loss model, provisions for credit losses are charged to operations to establish an allowance for credit losses at a level to cover expected losses over the expected life of a loan or securities portfolio. Under the previous “incurred loss” model, provisions for loan losses were charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. In evaluating the level of the allowance for credit losses, management analyzes reasonable and supportable forecasts and several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

As part of the initial adoption of the CECL standard on January 1, 2023, we recorded $1.1 million to the allowance for credit losses and $1.8 million for off-balance sheet commitments. The total of $2.9 million was tax effected and resulted in a decrease of $2.1 million to retained earnings.

Additionally, as part of the adoption of the CECL standard, for the year ended December 31, 2023, we recorded a provision for credit losses of $9.7 million and a provision of $4.2 million as a reserve for off-balance sheet commitments, both of which are included in the provision for credit losses in the consolidated statements of income. Subsequent to the CECL adoption, management refined the modeling assuming and enhanced the CECL calculation, including the reserve for unfunded commitments, specifically regarding the probability of funding assumptions related to unfunded commitments and enhanced the qualitative analysis used in the determination of expected credit losses. The impact of these changes, in addition to growth in the unfunded commitment balances resulted in provisions for credit losses of $4.2 million.

Our allowance for credit losses was $32.2 million as of December 31, 2023 compared to $25.0 million at December 31, 2022. The ratio of our allowance for credit losses to total loans was 0.83% at both December 31, 2023 and 2022, while the allowance for credit losses to non-performing loans was 298% at December 31, 2023 compared to 192% at December 31, 2022. We had net charge offs of $3.6 million and $87,000 during the years ended December 31, 2023 and 2022, respectively. The increase in net charge-offs was caused by charge-offs in the higher yielding purchased consumer loan portfolio.

Additions to the allowance for credit losses are provided by charges against income based on various factors, which, in our judgment, deserve current recognition in estimating probable losses. Credit losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans. We regularly review the loan portfolio in order to maintain the allowance for credit losses in accordance with U.S. GAAP.

As an integral part of their examination process, the Commissioner and the Federal Reserve Board will periodically review our allowance for credit losses, and as a result of such reviews, we may determine to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process for establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management. The Audit Committee reviews and approves the CECL calculation quarterly, including management’s support for qualitative factors used in developing its allowance for credit losses.

The following table sets forth activity in our allowance for credit losses for the periods indicated.

	For the years ended December 31,
(Dollars in thousands)	2023	2022
Allowance for credit losses at beginning of the period	$25,028	$18,415
Adjustment to allowance for adoption of ASU 2016-13	1,159	—
Provision for credit losses - allowance for credit losses	9,657	6,700
Charge offs
One-to Four-Family Residential	(379)	(35)
Commercial and Industrial	(679)	—
Consumer	(3,487)	(287)
Total charge-offs	(4,545)	(322)

Recoveries of loans previously charged off
One-to Four-Family Residential	—	33
Commercial Real Estate	48	48
Consumer	875	154
Total recoveries	923	235

Net (charge-offs) recoveries	(3,622)	(87)

Allowance for credit losses at end of the period	$32,222	$25,028

Allowance to non-performing loans	298%	192%
Allowance to total loans outstanding at the end of the period	0.83%	0.83%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.10%)	0.00%

The following table sets forth additional information with respect to charge-offs by category for the periods indicated.

	For the year ended December 31,
	2023	2022
Net (charge-offs) recoveries to average loans outstanding during the period:
One-to Four-Family Residential	(0.04%)	0.00%
Commercial and Industrial	(0.15%)	0.00%
Consumer	(1.29%)	(0.11%)

Allocation of Allowance for Credit Losses. The following table sets forth the allowance for credit losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2023			2022
		Percent of	Percent of		Percent of	Percent of
		ACL in	Loans in Each		ACL in	Loans in Each
	Allowance for	Each Category	Category	Allowance for	Each Category	Category
(Dollars in thousands)	Credit Losses	to Total ACL	to Total Loans	Credit Losses	to Total ACL	to Total Loans
One-to Four-Family Residential	$1,835	5.69%	28.18%	$3,485	14.65%	30.92%
Home Equity	117	0.36%	2.50%	258	1.08%	2.49%
Commercial Real Estate	6,076	18.86%	35.54%	6,538	27.49%	33.56%
Construction and Land Development	7,630	23.68%	15.99%	3,846	16.17%	18.32%
Commercial and Industrial	10,878	33.76%	12.53%	8,255	34.71%	8.20%
Consumer	5,686	17.65%	5.26%	1,403	5.90%	6.52%
Total allocated allowance for credit losses	32,222	100.00%	100.00%	23,785	100.00%	100.00%
Unallocated allowance for credit losses	—			1,243
Total allowance for credit losses	$32,222			$25,028

Investment Activities

General. Our investment policy is established by the board of directors. The objectives of the policy are to: (i) provide and maintain liquidity within the guidelines of the Massachusetts banking laws and regulations for loan demand and deposit fluctuations, and to allow us to alter our liquidity position to meet both day-to-day and long-term changes in assets and liabilities; (ii) manage interest rate risk in accordance with our interest rate risk policy; (iii) provide collateral for pledging requirements; (iv) maximize return on our investments; and (v) maintain a balance of high quality diversified investments to minimize risk. All purchase and sale transactions are reviewed by the Audit Committee, which consists of the CEO, COO, Chief Financial Officer and certain board members, at least quarterly.

Our investment policy is reviewed annually by our board of directors and all policy changes recommended by management must be approved by the board. Authority to make investments under the approved guidelines are delegated to appropriate officers. The execution of specific actions with respect to securities held by Needham Bank rests with the Audit Committee within the scope of the established investment policy.

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in FHLB stock. While we have the authority under applicable law to invest in derivative securities, we have not purchased derivative securities as an investment strategy.

At December 31, 2023 we had $189.5 million of investment securities, representing 4.2% of our total assets, and our investment portfolio consisted primarily of U.S. Treasury and federal agency securities, government-sponsored residential mortgage-backed securities (which includes collateralized mortgage obligations), municipal bonds and corporate bonds.

At the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale or trading are reported at fair value, while securities held-to-maturity are reported at amortized cost. Consistent with our overall business and asset/liability management plan, which focuses on sustaining adequate levels of core earnings, the base premise of our investment portfolio is that all securities purchased will be suitable to be held-to-maturity. However, at December 31, 2023, we had no securities which we designated held to maturity.

Some of our securities are callable by the issuer. Although these securities may have a yield somewhat higher than the yield of similar securities without such features, these securities are subject to the risk that they may be redeemed by the issuer prior to maturing in the event general interest rates decline. At December 31, 2023, we had $66.5 million of securities which were subject to redemption by the issuer prior to their stated maturity, including four subordinated note agreements totaling $37.5 million issued by community bank mutual holding companies.

The Company measures expected credit losses on available-for-sale securities based upon the unrealized gain or loss position of the security. For available-for-sale debt securities in an unrealized loss position, the Company evaluates qualitative criteria to determine any expected loss unless the Company intends to sell, or it is more likely than not that the Company will be required to sell before recovery of the amortized cost. In the latter two circumstances, the Company recognizes the entire difference between the security’s amortized cost basis and its fair value as a write-down of the investment balance with a charge to earnings. Otherwise, management’s analysis considers various factors, which include the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security.

At December 31, 2023, our corporate bond portfolio consisted of investment grade securities with maturities generally shorter than 10 years. Our investment policy provides that we may invest within the three highest investment-grade ratings from Standard & Poor’s or Moody’s. The maturity of these bonds generally may not exceed 10 years unless approved by the board of directors. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least quarterly.

The following table presents the fair value of our securities as of December 31, 2023 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the weighted average yields for each maturity range.

	Due in one year or less		Due in one year to five years		Due in five years to ten years		Due after ten years
	Fair	Weighted	Fair	Weighted	Fair	Weighted	Fair	Weighted
(In thousands)	Value	Average Yield	Value	Average Yield	Value	Average Yield	Value	Average Yield
December 31, 2023
Debt Securities:
U.S. Treasury securities	$41,400	2.1%	$22,952	0.9%	$—	-%	$—	—%
Agency mortgage-backed securities	2	(3.4)	330	3.6	2,638	0.8	8,460	2.2
Agency collateralized mortgage obligations	—	-	282	1.3	—	-	2,136	1.2
Corporate bonds	12,894	2.7	49,455	1.7	29,886	3.1	—	-
Municipal obligations	2,530	1.6	16,500	1.9	—	-	—	-
Total	$56,826	2.2%	$89,519	1.5%	$32,524	2.9%	$10,596	3.6%

For additional information regarding our investment securities portfolio, see Note 2 to the notes to our consolidated financial statements.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-

taxable. Applicable regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses. At December 31, 2023, we had $50.5 million in bank-owned life insurance, representing 8.1% of Tier 1 capital.

Other Securities. We hold common stock of the FHLB in connection with our borrowing activities. The FHLB common stock is carried at cost and classified as restricted equity securities. It is not practicable to determine the fair value of FHLB common stock due to restrictions placed on its transferability. Under current FHLB rules, we will be required to purchase additional FHLB common stock if we increase borrowings in the future.

We maintain shares in the Federal Reserve Bank of Boston in order to meet criteria for membership in the Federal Reserve System. Dividends are paid semi-annually at the statutory rate of 6.0%. At December 31, 2023, we held 206,450 shares of stock in the approximate amount of $10.3 million.

We also invest in certain equity securities which offer favorable tax treatment. See Note 2 to the notes to our consolidated financial statements.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings and brokered deposits to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, loan sales, retained earnings and income on earning assets. While scheduled loan payments and income on interest-earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents and businesses within our primary deposit market area. We offer a selection of deposit accounts, including noninterest-bearing and interest-bearing demand accounts, money market accounts, savings accounts and certificates of deposit including IRAs. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. In recent years, we have also utilized brokered deposits as non-retail funding source to fund our operations. These non-core funding sources are not relationship-based accounts and are generally more price-sensitive than our core deposits. Therefore, these deposits carry a greater risk of non-renewal than our core deposits. As of December 31, 2023, our core deposits, which are deposits other than brokered deposits, were $3.2 billion, representing 94.6% of total deposits. At December 31, 2023, we had $183.6 million of brokered deposits and we had 26 municipal deposit relationships in the aggregate amount of $83.2 million.

Additionally, At December 31, 2023, we believe that our highest concentration of industry-specific deposits was from cannabis-related relationships. At December 31, 2023, we had 817 cannabis-related deposit relationships totaling $277.2 million, or 8.2% of total deposits, of which $144.0 million were directly related to the cannabis industry (e.g., growing, transporting, packaging, distributing, or selling cannabis) and $133.2 million were indirectly related to the cannabis industry. At December 31, 2023, we do not believe that we have significant concentrations among our larger deposit accounts from venture capital funds, or their portfolio companies, or from out-of-market businesses.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. Our ability to gather deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates.

The following table sets forth the distribution of total deposits, by account type, at the dates indicated.

	At December 31,

	2023			2022
			Average			Average
(Dollars in thousands)	Amount	Percent	Rate	Amount	Percent	Rate
Noninterest-bearing demand deposits	$528,409	15.60%	—%	$445,518	15.43%	—%
Savings accounts	127,640	3.77%	0.05%	163,257	5.66%	0.05%
NOW accounts	345,753	10.21%	0.30%	408,894	14.16%	0.07%
Money market accounts	888,511	26.23%	2.55%	659,455	22.84%	1.12%
Certificates of deposit and individual retirement accounts	1,497,035	44.19%	3.90%	1,209,619	41.90%	2.65%
Total	$3,387,348	100.00%	2.56%	$2,886,743	100.00%	1.38%

As of December 31, 2023 and 2022, the aggregate amount of time deposits we had in amounts greater than $250,000, which is the maximum amount for federal deposit insurance, was $544.2 million and $915.0 million, respectively.

The following table sets forth, by time remaining until maturity, the portion of our time deposits that are in excess of the FDIC insurance limit at December 31, 2023.

December 31, 2023
(Dollars in thousands)
Maturity period:
Three months or less	$222,174
Over three months through six months	292,855
Over six months through 12 months	21,542
Over 12 months	7,675
Total	$544,246

All of our deposits are fully insured due to the additional insurance provided to a Massachusetts cooperative bank, such as Needham Bank, under the DIF, a private industry-sponsored insurance fund in Massachusetts that insures all deposits at Needham Bank above FDIC limits.

Borrowing Capacity. As a member of the FHLB, Needham Bank is eligible to obtain advances upon the security of the FHLB common stock owned and certain residential mortgage loans, provided certain standards related to credit-worthiness have been met. FHLB advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. At December 31, 2023, we had the ability to borrow an additional $508.0 million from the FHLB, subject to certain collateral requirements and had advances of $283.3 million at such date. At December 31, 2023 we also had an additional line of credit from the FHLB in the amount of $6.1 million. We had no borrowings outstanding under this line of credit at December 31, 2023.

Additionally, at December 31, 2023 we had secured Federal Reserve Bank Discount Window borrowing capacity of $49.6 million, and at December 31, 2023, we had no such borrowings.

Under the Bank’s Liquidity Policy, we test access to all off-balance sheet liquidity sources periodically, but no less than annually.

Subsidiary and Other Activities

Needham Bank is the wholly owned subsidiary of NB Bancorp.

Needham Bank has three subsidiaries: Needco-op Investment Corporation, Inc. (“Needco”), a Massachusetts corporation, which is engaged in the buying, selling and holding of investment securities. The income earned on Needco’s securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained at Needham Bank. At December 31, 2023, Needco had total assets of $93.0 million, substantially all of which were in securities, federal funds, and cash to be invested.

The Bank’s other subsidiaries are Eaton Square Realty LLC and 1892 Investments LLC, both of which hold certain real estate investments for Needham Bank, including investor tax credit investments. These entities enable us to segregate certain assets for management purposes, and or borrow against assets or stock of these entities for liquidity purposes.

Expense and Tax Allocation

Needham Bank has entered into an agreement with NB Bancorp to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, Needham Bank and NB Bancorp will enter into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

As of December 31, 2023, we had 342 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

Needham Bank is a Massachusetts-chartered cooperative bank and is the wholly owned subsidiary of NB Bancorp, Inc., which is a Maryland corporation, and a registered bank holding company. Needham Bank’s deposits are insured up to applicable limits by the FDIC and by the Massachusetts Depositors Insurance Fund (“DIF”), a private industry-sponsored insurance fund, for amounts in excess of the FDIC insurance limits. Needham Bank is subject to extensive regulation by the Massachusetts Division of Banks, as its chartering agency, and by the Federal Reserve Board, its primary federal regulator. It is also regulated by the FDIC as the insurer of its deposit accounts. Needham Bank must also comply with consumer protection regulations issued by the Consumer Financial Protection Bureau, as enforced by the Federal Reserve Board. Needham Bank is required to file reports with, and is periodically examined by the Federal Reserve Board and the Commissioner concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, NB Bancorp is regulated by the Federal Reserve Board. Needham Bank also is a member of and owns stock in the FHLB, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; provide oversight for the adequacy of loan loss reserves for regulatory purposes and the adequacy of its risk management framework; and establish the timing and amounts of assessments and fees imposed by the regulatory agencies. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings rely on the supervisor’s judgment and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Needham Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

NB Bancorp is a bank holding company and is required to comply with the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. Additionally, the Federal Reserve Board may directly examine the subsidiaries of a bank holding company, including Needham Bank. NB Bancorp will also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Massachusetts legislature, the Commissioner, the Consumer Financial Protection Bureau, the FDIC, the Federal Reserve Board, the Securities and Exchange Commission or Congress, could have a material adverse impact on the operations and financial performance of NB Bancorp and Needham Bank.

Set forth below is a brief description of material regulatory requirements that are applicable to Needham Bank and NB Bancorp. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Needham Bank and NB Bancorp.

Massachusetts Banking Laws and Supervision Applicable to the Bank

General. As a Massachusetts-chartered cooperative bank, Needham Bank is subject to supervision, regulation and examination by the Commissioner and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, Needham Bank is subject to Massachusetts consumer protection, Community Reinvestment Act, civil rights laws and regulations. The approval of the Commissioner is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, issue stock and undertake certain other activities.

Massachusetts regulations generally allow Massachusetts banks, with appropriate regulatory approvals, to engage in activities permissible for federally chartered banks or banks chartered by another state. The Commissioner also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.

Dividends. A Massachusetts stock bank may declare cash dividends from net profits not more frequently than quarterly. Noncash dividends may be declared at any time. No dividends may be declared, credited or paid if a bank’s capital stock is impaired. The approval of the Commissioner is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Dividends from NB Bancorp may depend, in part, upon receipt of dividends from Needham Bank. The payment of dividends from Needham Bank would be restricted by federal law if the payment of such dividends resulted in Needham Bank failing to meet regulatory capital requirements.

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 20% of the total of an institution’s capital stock (if any), surplus and undivided profits. The Commissioner applies the Office of the Comptroller of the Currency’s attribution rules to a borrower’s related interests. At December 31, 2023, Needham Bank was in compliance with the loans-to-one borrower limitations.

Loans to a Bank’s Insiders. Under Massachusetts law, a Massachusetts-chartered bank must comply with Regulation O of the Federal Reserve Board and the Commissioner retains examination and enforcement authority to ensure compliance.

Investment Activities. In general, Massachusetts-chartered banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4% of a bank’s deposits. Federal law imposes additional restrictions on Needham Bank’s investment activities.

Regulatory Enforcement Authority. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Commissioner may be subject to sanctions for noncompliance, including revocation of its charter. The Commissioner may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in an unsafe or unsound manner or contrary to the depositors’ interests or been negligent in the performance of their duties. Upon finding that a bank has engaged in an unfair or deceptive act or practice, the Commissioner may issue an order to cease and desist and impose a fine on the bank concerned. The Commissioner also has authority to take possession of a bank and appoint the FDIC as receiver under certain conditions such as an unsafe and unsound condition to transact business, the conduct of business in an unsafe or unauthorized manner or impaired capital. In addition, Massachusetts consumer protection and civil rights statutes applicable to Needham Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damages and attorneys’ fees in the case of certain violations of those statutes.

Excess Deposit Insurance Fund. Massachusetts-chartered cooperative banks are members of the DIF, a private industry-sponsored insurance fund in Massachusetts that insures all deposits at Needham Bank above FDIC limits. In the future, if the aggregate amount of our deposits in excess of the federal deposit insurance limit (which is $250,000 per depositor) exceed the threshold as established by the DIF, which at December 31, 2023 was $1.10 billion, then we may be required to exit from the DIF resulting in these excess deposits no longer being insured above FDIC-limits, beginning one year after such exit.

Protection of Personal Information. Massachusetts banking regulations contain requirements intended to protect personal information and are similar to federal laws such as the Gramm-Leach-Bliley Act, discussed below under “– Federal Regulations Applicable to the Bank” and “– Other Regulations,” that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

Insurance Sales. Massachusetts banks may engage in insurance sales activities if the Commissioner has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance. A bank may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. Needham Bank does not currently sell insurance products, and has not sought approval for direct insurance sales activities. Needham Bank is licensed to solicit and refer potential insurance customers to an unaffiliated, third-party licensed insurance producer.

Parity Regulation. A Massachusetts bank may exercise, with appropriate regulatory approvals, any power and engage in any activity that has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts, provided that the activity is permissible under applicable federal law and not specifically prohibited by Massachusetts law. Such powers and activities must be subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that exercised the power or activity.

Massachusetts has other statutes or regulations that are similar to certain of the federal provisions discussed below.

Federal Regulations Applicable to the Bank

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a Tier 1 capital to total assets leverage ratio of 4.0%.

In determining the amount of risk-weighted assets for calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and related surplus and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

Federal law required the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with total consolidated assets of less than $10 billion. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to regain compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable regulatory capital requirements.

At December 31, 2023, Needham Bank had opted into the community bank leverage ratio framework and its leverage capital ratio exceeded the applicable requirement.

Capital Distributions. The Federal Deposit Insurance Act (“FDIA”) generally provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. Unless the approval of the Federal Reserve Board is obtained, Needham Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its net income during the current calendar year and the retained net income of the prior two calendar years. Payments of dividends by Needham Bank are also subject to other banking law restrictions, such as the Federal Reserve Board’s authority to prevent a bank from paying dividends if such payment would constitute an unsafe or unsound banking practice or reduce a bank’s capital below safe and sound levels and Massachusetts banking law restrictions which require dividends to be paid from net profits for the current and two previous years, and which preclude a Massachusetts bank from paying dividends if its capital is, or would become, impaired.

Community Reinvestment Act and Fair Lending Laws. All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers, consistent with its safe and sound banking operations. The Federal Reserve Board’s Community Reinvestment Act regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The Federal Reserve Board is required to assess Needham Bank’s record of compliance with the Community Reinvestment Act. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Federal Reserve Board, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Needham Bank received a “Satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Massachusetts has its own statutory counterpart to the CRA which is also applicable to Needham Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Commissioner to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Needham Bank’s most recent November 2022 CRA performance rating under Massachusetts law was “High Satisfactory.”

Transactions with Related Parties. An insured depository institution’s authority to engage in transactions with its affiliates is generally limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Needham Bank. NB Bancorp is an affiliate of Needham Bank because of its control of Needham Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a state-chartered bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Needham Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

●	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
●	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Needham Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Needham Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The Federal Reserve Board has extensive enforcement authority over insured state member banks. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The Federal Reserve Board is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The Federal Reserve Board may also appoint itself as conservator or receiver for an insured state non-member bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for the insured depository institutions they supervise. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation and benefits, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order and/or the imposition of civil money penalties.

Branching. Federal law permits insured state banks to engage in interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by a bank in such state. Under current Massachusetts law, Needham Bank can establish a branch in Massachusetts or in any other state. All branch applications require prior approval of the Commissioner and the FDIC. Finally, Needham Bank may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.

Acquisitions. Prior approval from the Commissioner and Federal Reserve Board is required in order for Needham Bank to acquire another bank. Well capitalized and well managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act.

Activities and Investments of Insured State-Chartered Member Banks. The Federal Reserve Act generally limits the types of equity investments a Federal Reserve member bank, such as Needham Bank, may make, and the Federal Deposit Insurance Act generally limits the kinds of activities in which such an FDIC-insured state-chartered bank may engage, as a principal, to those that are permissible for national banks. Further, the Gramm-Leach-Bliley Act (“GLBA”) permits national banks and state banks, to the extent permitted under state law, to engage via financial subsidiaries in certain activities that are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a state-chartered bank must be “well capitalized,” and such banks must comply with certain capital deduction, risk management and affiliate transaction rules, among other requirements.

Brokered Deposits. The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets may be subject to increased FDIC deposit insurance premium assessments. However, for institutions that are well capitalized and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. Section 202 of the Economic Growth Act, which was enacted in 2018, amends the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.

Prompt Corrective Action. Federal law requires, among other things, that federal banking agencies take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the Federal Reserve Board’s regulations establish five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on the payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including a regulatory order to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, ceasing receipt of deposits from correspondent banks, dismissal of directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

At December 31, 2023, Needham Bank met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Needham Bank, generally up to a maximum of $250,000 per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Needham Bank. For 2023, the FDIC insurance expense for Needham Bank was $4.1 million. We cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Reserve Board. Needham Bank does not know of any practice, condition or violation that may lead to termination of its deposit insurance.

Privacy Regulations. Federal regulations generally require that Needham Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship. Needham Bank currently has a privacy protection policy in place, provides each new customer with this policy at the time of an initial account opening, and believes that such policy is in compliance with the regulations. Most states, including Massachusetts, have enacted legislation concerning breaches of data security and the duties of Needham Bank in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. In addition, Massachusetts has promulgated data security regulations with respect to personal information of their residents. Pursuant to the Fair and Accurate Credit Transactions

Act (the “FACT Act”), Needham Bank had to develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amended the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and method to opt out of the making of such solicitations.

Anti-Money Laundering - The Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving at least $10,000. In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act, which amended the BSA, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application to acquire a bank or to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”

Office of Foreign Assets Control. The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for Needham Bank.

Prohibitions Against Tying Arrangements. Needham Bank is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Consumer Protection and Fair Lending Regulations. Needham Bank is subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes, including Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts and practices against consumers, authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations. Federal laws also prohibit unfair, deceptive or abusive acts or practices against consumers, which can be enforced by the Consumer Financial Protection Bureau, the Federal Reserve Board, the FDIC and state attorneys general.

Other Regulations

Interest and other charges collected or contracted for by Needham Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

●	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and
●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of Needham Bank also are subject to, among others, the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Home Loan Bank System

Needham Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide central credit facilities primarily for member institutions. Members of a Federal Home Loan Bank are required to acquire and hold shares of capital stock in their Federal Home Loan Bank. Needham Bank complied with this requirement at December 31, 2023. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. Needham Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Boston stock. At December 31, 2023, no impairment had been recognized.

Bank Holding Company Regulation

NB Bancorp is a bank holding company within the meaning of the BHCA. As such, NB Bancorp is registered with the Federal Reserve Board and is subject to regulations, examinations, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over NB Bancorp and its non-bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Needham Bank.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the

Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association whose direct and indirect activities are limited to those permitted for bank holding companies.

NB Bancorp is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis). The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to the depository institutions themselves. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to bank holding companies.

By law, bank holding companies must act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress. This support may be required at times when NB Bancorp may not have the resources to provide support to Needham Bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Federal Reserve Board has issued supervisory policies regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of NB Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

NB Bancorp is a legal entity separate and distinct from Needham Bank and any of its other subsidiaries. Revenues of NB Bancorp are derived primarily from dividends paid to it by Needham Bank and NB Bancorp’s other subsidiaries. The right of NB Bancorp, and consequently the right of shareholders of NB Bancorp, to participate in any distribution of the assets or earnings of its subsidiaries, through the payment of such dividends or otherwise, is subject to the prior claims of creditors of the subsidiaries, including, with respect to the Bank, depositors of the Bank, except to the extent that certain claims of NB Bancorp in a creditor capacity may be recognized.

Massachusetts Holding Company Regulation. Under Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a cooperative bank, is regulated by the Commissioner as a bank holding company. Each such bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register, and file reports, with the Commissioner; and (iii) is subject to examination by the Commissioner. NB Bancorp would become a bank holding company regulated by the Commissioner if it acquires a second banking institution and holds and operates it separately from Needham Bank.

Change in Control Regulations

Under the Change in Bank Control Act, no person or group of persons may acquire “control” of a bank holding company, such as NB Bancorp, unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. There is a presumption of control upon the acquisition of 10% or more of a class of voting stock if the holding company involved has its shares registered under the Exchange Act, or, if the holding company involved does now have its shares registered under the Exchange Act, if no other persons will own, control or hold the power to vote a greater percentage of that class of voting security after the acquisition.

In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the Federal Reserve Board. Among other circumstances, under the BHCA, a company has control of a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors or trustees of the bank or bank holding company, or the Federal Reserve Board has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company. The Federal Reserve Board has established presumptions of control under which the acquisition of control of 5% or more of a class of voting securities of a bank holding company, together with other factors enumerated by the Federal Reserve Board, could constitute the acquisition of control of a bank holding company for purposes of the BHCA.

Federal Securities Laws

The common stock of NB Bancorp is registered with the SEC. NB Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Emerging Growth Company Status

NB Bancorp is an emerging growth company. For as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to public companies. These exemptions include, but are not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, NB Bancorp is also not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors audit our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Such an election is irrevocable during the period a company is an emerging growth company.

NB Bancorp will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of the conversion and offering; (ii) the first fiscal year after our annual gross revenues are $1.235 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year. We expect to lose our status as an emerging growth company effective December 31, 2028, which is the end of the fifth year after the completion date of the conversion and offering.

TAXATION

Federal Taxation

General. NB Bancorp and Needham Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to NB Bancorp and Needham Bank.

Method of Accounting. For federal income tax purposes, NB Bancorp currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated after January 1, 2018. At December 31, 2023, NB Bancorp had no minimum tax credit carryovers.

Net Operating Loss Carryovers. As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry net operating losses forward indefinitely. At December 31, 2023, NB Bancorp had no federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2023, NB Bancorp had no capital loss carryovers.

Corporate Dividends. NB Bancorp may generally exclude from its income 100% of dividends received from Needham Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Needham Bank’s federal income tax returns, nor the consolidated returns of NB Bancorp or NB Financial, MHC’s and NB Financial, Inc.’s, Needham Bank’s former holding companies have not been audited in the most recent five-year period.

State Taxation

Financial institutions in Massachusetts file combined income tax returns with affiliated companies that are not security corporations. The Massachusetts excise tax rate for cooperative banks is currently 9.0% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision. Carryforwards and carrybacks of net operating losses and capital losses are not allowed. Neither NB Bancorp’s nor Needham Bank’s state tax returns, as well as those of its subsidiaries have not been audited in the most recent five-year period.

A financial institution or business corporation is generally entitled to special tax treatment as a “security corporation” under Massachusetts law provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a “security corporation” by the Commissioner of the Massachusetts Department of Revenue. A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income. Needham Bank’s wholly owned subsidiary, Needco-op Investment Corporation, which engages in securities transactions on its own behalf, is qualified as a security corporation. As such, it has received security corporation classification by the Massachusetts Department of Revenue and does not conduct any activities deemed impermissible under the governing statutes and the various regulations, directives, letter rulings and administrative pronouncements issued by the Massachusetts Department of Revenue.

As a Maryland business corporation, NB Bancorp is required to file an annual report with and pay franchise taxes to the state of Maryland.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.needhambank.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.      Risk Factors

In addition to factors discussed in the description of our business and elsewhere in this Annual Report, the following are factors that could adversely affect our future results of operations and financial condition.

Risks Related to our Lending Activities

Our portfolios of commercial real estate loans and commercial and industrial loans have increased in recent periods, and we intend to continue originating these types of loans. These loans involve credit risks that could adversely affect our financial condition and results of operations.

At December 31, 2023, commercial real estate, multifamily loans and construction and land development loans, totaled $2.01 billion, or 51.5% of our loan portfolio, and commercial and industrial loans, including those secured by owner-occupied real estate, totaled $487.8 million, or 12.5% of our loan portfolio. These loans generally have more risk than the one-to four-family residential real estate loans we originate. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. In addition, the repayment of these types of loans depends on the successful management and operation of the borrower’s businesses or properties. The repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Also, many of our commercial borrowers have more than one loan outstanding with us. At December 31, 2023, our loans-to-one borrower limit was $125.8 million and our four largest borrower relationships, including available lines of credit, were $76.2 million, $70.6 million, $68.5 million and $67.6 million, respectively. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. Commercial and industrial loans expose us to additional risk since they typically are dependent on the borrower’s ability to make repayments from the cash flows of the business and are sometimes secured by non-real estate collateral that may depreciate over time, such as inventory and accounts receivable, the value of which may be more difficult to appraise, control or collect and may be more susceptible to fluctuation in value at the time of default. In addition, if we foreclose on commercial real estate loans, our holding period for the collateral may be longer than for a single-family residential property if there are fewer potential purchasers of the collateral. Furthermore, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan. Any of these risks could cause us to increase our provision for credit losses and adversely affect our operating results and financial condition.

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The Federal Reserve Board and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to non-owner occupied commercial real estate related entities, represent 300% or more of total capital.

Based on these factors we could be deemed to have a concentration in commercial real estate lending, as such loans represent approximately 234.9% of our total capital as of December 31, 2023. The guidance focuses on exposure to commercial real estate loans that is dependent on the cash flow from the real estate held as collateral and that is likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The guidance assists banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate lending, including multifamily and construction and land development lending, and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

Our construction and land development loans involve credit risks that could adversely affect our financial condition and results of operations.

At December 31, 2023, construction loans and loans to finance the acquisition of developable land which we refer to as “land development loans” totaled $622.7 million, or 16.0% of our loan portfolio and 100.4% of our the Bank’s total capital. Construction lending involves additional risks when compared with permanent finance lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. In addition, speculative construction loans, which are loans made to home builders who, at the time of loan origination, have not yet secured an end buyer for the home under construction, typically carry higher risks than those associated with traditional construction loans. These increased risks arise because of the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time. As a result, in addition to the risks associated with traditional construction loans, speculative construction loans carry the added risk that the builder will have to pay the property taxes and other carrying costs of the property until an end buyer is found. Land loans have substantially similar risks to speculative construction loans. As our construction and land loan portfolio increases, the corresponding risks and potential for losses from these loans may also increase.

Lack of seasoning of certain portions of our commercial and industrial loan portfolio, especially with respect to cannabis, wind and solar customers, may increase the risk of credit defaults in the future.

We have experienced significant loan growth in recent years in our larger commercial and industrial loans, which we refer to as Structured Finance loans. Most of these loans are to new customers in the cannabis, wind and solar industries. We believe we have grown these loan portfolios consistent with prudent underwriting standards but in general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. It will take several years to determine our borrowers’ payment histories, with respect to many of these new lending relationships and, as a result, we may not be able to reliably evaluate the quality of the loan portfolio until that time.

Our historical emphasis on residential mortgage loans exposes us to lending risks.

At December 31, 2023, $1.10 billion, or 28.2% of our loan portfolio, was secured by one- to four-family residential real estate and we intend to continue to provide this type of lending for the foreseeable future. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

We primarily serve individuals and businesses located in the Greater Boston metropolitan area and surrounding communities, including eastern Connecticut, southern New Hampshire and Rhode Island. At December 31, 2023, the vast majority of our total loans were primarily secured by real estate in this market area, defined as within a 100-mile radius of the company headquarters in Needham, Massachusetts. At December 31, 2023, $46.4 million in loans were reported as out of territory, excluding Structured Finance loans, which have a broader geographical targeted footprint. Therefore, our success is largely dependent on the economic conditions, including employment levels, population growth, income levels, savings trends and government policies, in this market area. Although our loan portfolio has very limited exposure to commercial office space in downtown Boston, increased vacancies in this market resulting in depressed prices could have a ripple effect on the Greater Boston Metropolitan area. Moreover, the continued trend of hybrid and remote work would likely result in increased vacancy rates in commercial office space throughout the Greater Boston metropolitan area which could also negatively affect the demand for retail occupancy and sales in surrounding areas, any of which could adversely affect the value of the properties used as collateral for such loans. Similarly, weaker economic conditions caused by recessions, unemployment, inflation, a decline in real estate values or other factors beyond our control may adversely affect the ability of our borrowers to service their debt obligations and could result in higher loan and lease losses and lower net income for us.

Although there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is composed of loans secured by property located in the Greater Boston metropolitan area. This makes us vulnerable to a downturn in the local economy and real estate markets. Decreases in local real estate values caused by economic conditions or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.

A worsening of business and economic conditions generally or specifically in the principal markets in which we conduct business could have adverse effects on our business, including the following:

●	a decrease in the demand for, or the availability of, loans and other products and services offered by us;
●	a decrease in the value of our loans or other assets secured by residential or commercial real estate;
●	a decrease in interest income from variable rate loans due to declines in interest rates; and
●	an increase in the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which could result in a higher level of nonperforming assets, net charge-offs, provisions for credit losses, and valuation adjustments on loans held for sale.

Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment, public health crises or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance. In the event of severely adverse business and economic conditions generally or specifically in the principal markets in which we conduct business, there can be no assurance that the federal government and the Federal Reserve Board would intervene. If economic conditions worsen or volatility increases, our business, financial condition and results of operations could be materially adversely affected. For more information about our market area, please see the section titled “Business of Needham Bank – Market Area.”

If our allowance for credit losses is not sufficient to cover actual credit losses, our earnings could decrease.

We maintain an allowance for credit losses, which is established through a provision for credit losses that represents management’s best estimate of the current expected losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. In addition, our emphasis on loan growth and on increasing our portfolios of commercial real estate loans, as well as any future credit deterioration or changes in economic conditions could require us to increase our allowance for credit losses in the future. At December 31, 2023, our allowance for credit losses was 0.83% of total loans and 298% of non-performing loans. Material additions to our allowance would materially decrease our net income.

We adopted the Current Expected Credit Loss (“CECL”) standard on January 1, 2023. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This has changed the current method of providing allowances for credit losses that are incurred or probable, which has required us to increase our allowance for credit losses, and to greatly increase the types of data we need to collect and review to determine the appropriate level of the allowance for credit losses. Our day one CECL adjustment on January 1, 2023, was $2.1 million, net of tax.

In addition, bank regulators periodically review our allowance for credit losses and, as a result of such reviews, we may be required to increase our provision for credit losses or recognize further loan charge-offs. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses, as the process is our responsibility and any adjustment of the allowance is the responsibility of our management. Any increase in our allowance for credit losses or loan charge-offs as a result of such review or otherwise may have a material adverse effect on our financial condition and results of operations.

We provide banking services to customers who do business in the cannabis industry and the strict enforcement of federal laws regarding cannabis would likely result in our inability to continue to provide banking services to these customers and we could have legal action taken against us by the federal government.

We have deposit and loan customers that are licensed in various States to do business in the cannabis industry as growers, processors, and dispensaries. While cannabis is legal in each of these States, it remains classified as a Schedule I controlled substance under the Federal Controlled Substances Act, or CSA. As such, the cultivation, use, distribution, and possession of cannabis is a violation of federal law that is punishable by imprisonment and fines. Moreover, the U.S. Supreme Court ruled in USA v. Oakland Cannabis Buyers’ Coop. that the federal government has the authority to regulate and criminalize cannabis, including medical marijuana.

In January 2018, the U.S. Department of Justice (“DOJ”) rescinded the “Cole Memo” and related memoranda which characterized the enforcement of the CSA against persons and entities complying with state regulatory systems permitting the use, manufacture and sale of medical marijuana as an inefficient use of their prosecutorial resources and discretion. The impact of the DOJ’s rescission of the Cole Memo and related memoranda is unclear, but may result in the DOJ increasing its enforcement actions against the regulated cannabis industry generally.

As in past years, the U.S. Congress has enacted an omnibus spending bill that includes a provision prohibiting the DOJ and the U.S. Drug Enforcement Administration from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision was recently renewed as part of the Consolidated Appropriations Act of 2022. While this provision has been re-enacted every year since 2014, and is expected to continue to be re-enacted in future federal spending bills, if Congress and the President fail to further renew the provision, then the ability of medical cannabis businesses to act in this area, and our ability to provide banking products and services to such businesses, may be impeded. Further, the U.S. Court of Appeals for the Ninth Circuit held in USA v. McIntosh that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. There is no guarantee that the U.S. Congress will extend this provision or that U.S. Federal courts located outside the Ninth Circuit will follow the ruling in USA v. McIntosh. As of the date of filing this Annual Report on Form 10-K, we are aware of no federal or state court in or for Massachusetts that has addressed the merits of the McIntosh ruling.

Federal prosecutors have significant discretion and there can be no assurance that a federal prosecutor in any of the federal districts in which we operate will not choose to strictly enforce the federal laws governing cannabis, including medical-use cannabis, or that any of these federal courts will follow the Ninth Circuit’s ruling in USA v. McIntosh. Any change in the federal government’s enforcement position, could cause us to immediately cease providing banking services to the medical-use cannabis industry in the States where we operate.

Additionally, as the possession and use of cannabis remains illegal under the CSA, we may be deemed to be aiding and abetting illegal activities through the services that we provide to these customers and could have legal action taken against us by the Federal government, including imprisonment and fines. Any change in position or potential action taken against us could result in significant financial damage to us and our stockholders.

The Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state legal cannabis business. These guidelines were issued for the explicit purpose so “that financial institutions can provide services to marijuana-related businesses in a manner consistent with their obligations to know their customers and to report possible criminal activity.” Needham Bank has and will continue to follow this and other FinCEN guidance in the areas of cannabis banking. Any adverse change in this FinCEN guidance, any new regulations or legislation, any change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a negative impact on our interest income and noninterest income, as well as the cost of our operations, increasing our cost of regulatory compliance and of doing business, and/or otherwise affect us, which may materially affect our profitability.

Environmental liability associated with our lending activities could result in losses.

In the course of business, we may acquire, through foreclosure, properties securing loans originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that material environmental violations could be discovered on these properties. In this event, we might be required to remedy these violations at the affected properties at our sole cost and expense. The cost of remedial action could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on our financial condition and results of operations.

The foreclosure process may adversely impact our recoveries on non-performing loans.

The judicial foreclosure process is protracted, which delays our ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines have been the result of additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and our ability to minimize its losses.

Risks Related to Market Interest Rates

The reversal of the historically low interest rate environment may adversely affect our net interest income and profitability.

Net interest income historically has been, and we anticipate that it will remain, a significant component of our total revenue. A high percentage of our assets and liabilities involve interest-bearing or interest-related instruments. Thus, changes in interest rates have impacted and may continue to impact many areas of our business, including net interest income, both the earnings and volume of interest-earning assets and interest-bearing liabilities, as well as loan delinquency. Interest rates are highly sensitive to many factors that are beyond our control, including global, national, regional and local economic conditions, the effects of disease pandemics such as COVID-19, competitive pressures, and policies of various governmental and regulatory agencies and, in particular, the FOMC. Changes in interest rates have influenced and will continue to influence the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, our ability to originate loans and obtain deposits, and the fair value of our financial assets and liabilities. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest earning assets, our net interest income may decline and, with it, a decline in our earnings may occur. Our net interest income and our earnings would be similarly affected if the interest rates on our interest earning assets declined at a faster pace than the interest rates on our interest-bearing liabilities.

The FOMC raised the target range for the federal funds throughout 2022 and 2023, and additional rate increases may occur if inflation pressures remain elevated or intensify. Increases to the target range for the federal funds rate, combined with ongoing geopolitical instability, could raise the risk of an economic recession and responsive measures, including a reduction of the federal funds rate. Any such downturn may adversely affect our asset quality, deposit levels, loan demand and results of operations.

Higher interest rates generally are associated with a lower volume of loan originations and refinancings, while lower interest rates are usually associated with higher loan originations and refinancings. Our ability to generate gains on sales of mortgage loans is significantly dependent on the level of originations. Cash flows are affected by changes in market interest rates. Generally, in rising interest rate environments, loan prepayment rates are likely to decline, and in falling interest rate environments, loan prepayment rates are likely to increase. A significant amount of our commercial and industrial and commercial real estate, including multi-family residential real estate loans, are adjustable-rate loans and an increase in the general level of interest rates may adversely affect the ability of borrowers, especially those with adjustable rate loans, to pay their loan obligations. Changes in interest rates, prepayment speeds and other factors may also cause the value of our loans held for sale to change.

Although we have implemented risk management strategies, as well as policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates have had and may continue to have an adverse effect on our operating results and financial condition.

If our ongoing assumptions regarding borrower or depositor behavior or overall economic conditions are significantly different than we anticipate, then our risk mitigation may be insufficient to protect against interest rate risk and our operating results and financial condition would be adversely affected.

Changes in interest rates could reduce our profits and asset values.

We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income. For the past several years, we have been asset sensitive, which indicates that assets generally reprice faster than liabilities. In a rising rate environment, asset sensitivity is preferable as it results in improvement to our net interest margin.

Interest rates also affect how much money we lend. For example, when interest rates rise, the cost of borrowing increases for customers and the Bank’s loan originations tend to decrease. A rising rate environment can also negatively impact the Bank if the higher debt service costs on adjustable-rate loans lead to borrowers’ inability to pay contractual obligations. In addition, changes in interest rates can affect the average life of loans and securities. For example, a reduction in interest rates generally results in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt to reduce their borrowing cost. This causes reinvestment risk, because we generally are not able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities in a declining rate environment.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets, including the value of our available-for-sale investment securities, which generally decrease when market interest rates rise, and ultimately affect our earnings. During the year ended December 31, 2023, we incurred other comprehensive income of $3.3 million, primarily related to net changes in unrealized holding gains (losses) in the available-for-sale investment securities portfolio.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets, and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk.”

Hedging against interest rate exposure may adversely affect our earnings.

On occasion we have employed various financial risk methodologies that limit, or “hedge,” the adverse effects of rising or decreasing interest rates on our loan portfolios and short-term liabilities. We also engage in hedging strategies with respect to arrangements where our customers swap floating interest rate obligations for fixed interest rate obligations, or vice versa. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not occur. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:

●	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
●	the duration of the hedge may not match the duration of the related liability;
●	the party owing money in the hedging transaction may default on its obligation to pay;
●	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
●	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and/or
●	downward adjustments, or “mark-to-market” losses, would reduce our stockholders’ equity.

Risks Related to Economic Conditions

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there has been a rise in inflation and the Federal Reserve Board has raised certain benchmark interest rates in an effort to combat inflation. As discussed above under “– Risks Related to Market Interest Rates – Changes in interest rates could reduce our profits and asset values,” as inflation increases and market interest rates rise, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings.

Local and regional economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. A deterioration in economic conditions, especially local conditions, could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations, and could more negatively affect us compared to a financial institution that operates with more geographic diversity:

●	demand for our products and services may decline;
●	loan delinquencies, problem assets and foreclosures may increase;
●	collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans, causing an increase in our allowance for credit losses; and
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions caused by inflation, recession, acts of terrorism, civil unrest, an outbreak of hostilities or other international or domestic calamities, an epidemic or pandemic, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Further, a U.S. government debt default would have a material adverse impact on our business and financial performance, including a decrease in the value of U.S. Treasury securities and other government securities held by us, which could negatively impact our capital position and our ability to meet regulatory requirements. Other negative impacts could be volatile capital markets, an adverse impact on the U.S. economy and the U.S. dollar, as well as increased default rates among borrowers in light of increased economic uncertainty. Some of these impacts might occur even in the absence of an actual default but as a consequence of extended political negotiations around the threat of such a default and a government shutdown.

We have a high concentration of loans secured by real estate in our market area. Adverse economic conditions, both generally and in our market area, could adversely affect our financial condition and results of operations.

The majority of our loans are inside of our primary market area and, as a result, we have a greater risk of loan defaults and losses in the event of a further economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans, investments, and collateral securing our loans, and our ongoing operations, costs and profitability. Any of these negative events may result in higher-than-expected loan delinquencies, increase our levels of nonperforming and classified assets, and reduce demand for our products and services, which may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on May 1, 2023, First Republic Bank went into receivership and its deposits and substantially all of its assets were acquired by JPMorgan Chase Bank, National Association. Similarly, on March 10, 2023, Silicon Valley Bank went into receivership, and on March 12, 2023, Signature Bank went into receivership.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Our securities portfolio performance in difficult market conditions could have adverse effects on our results of operations.

Unrealized losses on investment securities result from changes in credit spreads and liquidity issues in the marketplace, along with changes in the credit profile of individual securities issuers. Under GAAP, we are required to review our investment portfolio periodically for the presence of credit losses of our securities, taking into consideration current and future market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold investments until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be impaired, with the credit-related portion of the reduction in the value recognized as a charge to our earnings through an allowance. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to recognize further impairments in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

The fair value of our investment securities can fluctuate due to factors outside of our control.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions with respect to individual securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause credit losses and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is related to credit usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Significant negative changes to valuations could result in credit losses on our securities portfolio, which could have an adverse effect on our financial condition or results of operations. As of December 31, 2023, we had approximately $11.9 million of accumulated other comprehensive losses. During the year ended December 31, 2023, we had $2.5 million of after-tax other comprehensive income, which resulted primarily from $3.7 million in unrealized valuation gains on available-for-sale investment securities.

Potential downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings and financial condition.

A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. Among other things, a downgrade in the U.S. government’s credit rating could adversely impact the value of our securities portfolio and may trigger requirements that we post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments would significantly exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

Risks Related to Our Funding

Our inability to generate core deposits may cause us to rely more heavily on wholesale funding strategies for funding and liquidity needs, which could have an adverse effect on our net interest margin and profitability.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Further, the considerable competition for deposits in our market area also has made, and may continue to make, it difficult for us to obtain reasonably priced deposits. Moreover, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. If we are not able to increase our lower-cost transactional deposits at a level necessary to fund our asset growth or deposit outflows, we may be forced seek other sources of funds, including other certificates of deposit, FHLB advances, brokered deposits and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers, which may be more expensive and have an adverse effect on our net interest margin and profitability. In addition, if our capital levels fell such that we were no longer considered “well capitalized,” under federal law we would be subject to restrictions on accepting brokered deposits and on paying above-market rates for deposits. Additionally, if, based on a decrease in our tangible equity, the FHLB were to determine that we have inadequate capital levels, in its discretion, it may limit our ability to utilize FHLB advances.

Additionally, through our April 2022 purchase of cannabis-related and money service businesses from another financial institution, we acquired approximately $297.7 million of deposits. Of this total, approximately $316.0 million are cannabis-related deposits, directly involved in growing, transporting, packaging, distributing, or selling cannabis (that “touch” cannabis along the distribution chain), as of December 31, 2023. Due to the unique industry-specific risks of this business, if we were forced to terminate this business line, we could lose many or most of these deposits, all of which are core deposits.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which may include FHLB advances, proceeds from the sale of loans, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Risks Related to Laws and Regulations

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

Needham Bank is subject to extensive regulation, supervision and examination by the Commissioner and the Federal Reserve Board, and, also by the FDIC as insurer of Needham Bank’s deposit accounts and NB Bancorp is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors of Needham Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the adequacy of the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Our cannabis-related business, money service business and ATM business present compliance risks that are different in kind or degree compared to those that we are accustomed to managing and have required us to implement new or enhance existing procedures, systems and controls.

Our April 2022 acquisition resulted in our operation of three different business lines that are new to us and have necessitated robust compliance policies and procedures in order to comply with various laws and regulations. We provide depository services to cannabis businesses, including cannabis retailers and cannabis cultivators. We also provide loans to various cannabis-related businesses. We also provide depository services to money service businesses and ATM businesses.

These acquired portfolios are mature portfolios which have been previously reviewed and managed by the management team and employees now employed by Needham Bank who were previously employed by the selling institution. However, these business lines are relatively new to Needham Bank and have required and we expect will continue to require, proportionately greater compliance and risk management resources than our other business lines in order for us to comply with laws and regulations related to the prevention of financial crimes and combating terrorism, including the U.S. Patriot Act of 2001. These laws and regulations require us to, among other things, implement specific policies and procedures related to those business lines, including enhanced licensing procedures and policies, and anti-money laundering, anti-bribery and corruption, fraud, compliance, suspicious activities, currency transaction reporting, and due diligence on new and existing customers.

With respect to cannabis-related businesses, the Controlled Substances Act makes it illegal under federal law to manufacture, distribute, or dispense cannabis, and therefore federal law, including the money laundering statutes and the Bank Secrecy Act, apply to cannabis-related conduct. Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the money laundering statutes. Financial institutions must report currency transactions and conduct suspicious activity monitoring and reporting in connection with cannabis-related businesses to FinCEN.

Our ability to comply with anti-money laundering laws and our reporting obligations to FinCEN depend on our ability to maintain robust customer due diligence, surveillance, detection, reporting and analytic capabilities. Although we believe that we have policies, systems and procedures designed to comply with these laws and regulations, to the extent our policies or procedures are not fully effective or do not meet heightened regulatory standards or expectations, we may be subject to fines, penalties, restrictions on certain activities including future acquisitions, reputational harm, or other adverse consequences from our federal bank regulators, the Department of Justice or FinCEN.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are suspected, financial institutions are obligated to file suspicious activity reports with FinCEN. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on pursuing acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations. Furthermore, these rules and regulations continue to evolve and expand.

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 to risk-based assets capital ratio of 6%; (3) a total capital ratio of 8%; and (4) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation buffer” of 2.5%, which results in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%; (2) a Tier 1 to risk-based assets capital ratio of 8.5%; and (3) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount.

The application of these capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we are unable to comply with such requirements. Needham Bank’s ability to pay dividends to NB Bancorp would be limited if it does not maintain the capital conservation buffer required by the capital rules, which may limit NB Bancorp’s ability to pay dividends to its stockholders. See “Supervision and Regulation – Banking Regulation – Capital Requirements.”

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

NB Bancorp is an emerging growth company, and we expect we will cease to be an emerging growth company at the end of the fiscal year following the fifth anniversary of the completion of the offering (i.e., December 31, 2028). For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. Investors may find our common stock less attractive since we have chosen to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

If our deposits grow too large, we may lose the benefits of excess deposit insurance provided by the Depositors Insurance Fund.

The deposits of Needham Bank are insured in full beyond federal deposit insurance coverage limits by the Depositors Insurance Fund (“DIF”) a private excess deposit insurer created under Massachusetts law. We believe offering full deposit insurance gives us a competitive advantage for individual, corporate and municipal depositors having deposit balances in excess of FDIC insurance limits. However, the DIF may require member institutions that pose greater than normal loss exposure risk to the DIF to take certain risk-mitigating measures or withdraw from the DIF and become a Massachusetts trust company by operation of law, subject to the Commissioner’s approval. In such an event, an institution may be required to reduce its level of excess deposits, pay for the reinsurance of excess deposits, make an additional capital contribution to the DIF, provide collateral or take other risk-mitigating measures that the DIF may require, which may include entering into reciprocal deposit programs with other financial institutions or reciprocal deposit services. Reducing excess deposits by taking any of the above risk-mitigating measures, which allows deposits to run off, reduces our overall level of deposits and increases the extent to which we may need to rely in the future on other, more expensive or less stable sources for funding, including FHLB advances, which would reduce net income. Shifting excess deposits into reciprocal deposit programs may result in higher funding costs, which also would reduce net income.

The Federal Reserve Board may require us to commit capital resources to support our bank subsidiary.

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Thus, any borrowing or funds needed to raise capital required to make a capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

We may become subject to enforcement actions even though noncompliance was inadvertent or unintentional.

The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, Bank Secrecy Act and Office of Foreign Assets Control regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on our business.

We face significant legal risks, both from regulatory investigations and proceedings and from private actions brought against us.

As a participant in the financial services industry, many aspects of our business involve substantial risk of legal liability. From time to time, customers and others make claims and take legal action pertaining to the performance of our responsibilities. Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant expenses, attention from management and financial liability. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. There is no assurance that litigation with private parties will not increase in the future. Actions currently pending against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us.

Risks Related to our Business Strategy

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively. Growing our operations could also cause our expenses to increase faster than our revenues.

Our business strategy includes growth in assets, deposits and the scale of our operations. Achieving such growth will require us to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities and the level of competition from other financial institutions. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there can be considerable costs involved in expanding lending capacity, and generally a period of time is required to generate the necessary revenues to offset these costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings until certain economies of scale are reached.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by banking regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point need to raise additional capital to support our continued growth. If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of stockholders and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current stockholders, which may adversely impact our current stockholders. Also, the need to raise additional capital may force our management to spend more time in managerial and financing-related activities than in operational activities.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, with favorable terms. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.

We depend on the services of the members of our senior management team who direct our strategy and operations. Our executive officers and lending personnel possess substantial expertise, extensive knowledge of our markets and key business relationships. Any one of them could be difficult to replace. Additionally, in recent years, we have grown our Structured Finance loan portfolio significantly, including through lending relationships to cannabis, wind and solar companies. These industries can entail unique regulatory and operational risks and we believe we have experienced team members who are able to understand and assess these risks when originating and managing these relationships. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets.

Development of new products and services may impose additional costs on us and may expose us to increased operational risk.

The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from its clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and its underlying risks. Our failure to manage these risks and uncertainties also exposes it to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Products and services relying on internet and mobile technologies may expose us to fraud and cybersecurity risks. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on its consolidated results of operations and financial condition.

Risks Related to Competitive Matters

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, financial technology or “fintech companies,” and unregulated or less regulated non-banking entities. Many of these competitors are substantially larger than we are and have substantially greater resources and higher lending limits than we have and offer certain services that we do not or cannot provide. In addition, some of our competitors offer loans with lower interest rates and/or more attractive terms than loans we offer. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete for business and qualified employees in our market areas. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets.

Risks Related to Operational Matters

We face significant operational risks because of our reliance on technology. Our information technology systems may be subject to failure, interruption or security breaches.

Information technology systems are critical to our business. Our business requires us to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and our own business, operations, plans and business strategies. We use various technology systems to manage our customer relationships, general ledger, investments, deposits, and loans. Our computer systems, data management and internal processes, as well as those of third parties, are integral to our performance. Our operational risks include the risk of malfeasance by employees or persons outside our company, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. There have been increasing efforts by third parties to breach data security at financial institutions. Such attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information, damages to systems, or other material disruptions to network access or business operations. We have established policies and procedures to prevent or limit the impact of system failures, interruptions and security breaches, including privacy breaches and cyber-attacks. Although we take protective measures and believe that we have not experienced any of the data breaches described above, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security. Because the techniques used to cause security breaches change frequently, we may be unable to proactively address these techniques or to implement adequate preventative measures.

In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, loss of customers and damage to our reputation, and face regulatory action or civil litigation. Any of these events could have a material adverse effect on our financial condition and results of operations. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits.

We outsource critical operations to third-party service providers. Systems failures, interruptions and cybersecurity breaches could have a material adverse effect on us.

We outsource a majority of our data processing requirements to third-party providers. Accordingly, our operations are exposed to the risk that these vendors will not perform in accordance with our contractual agreements with them, or we also could be adversely affected if such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. If our third-party providers encounter difficulties, or if we have difficulty communicating with those service providers, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected, which could have a material adverse effect on our financial condition and results of operations. Threats to information security also exist in the processing of customer information through various other vendors and their personnel, and our third-party service providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may have to expend additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party service providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation costs and other possible liabilities. To our knowledge, the services and programs provided to us by third parties have not experienced any material security breaches. However, the existence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes. Nationally, reported incidents of fraud and other financial crimes have increased. To our knowledge, we have not experienced material losses due to apparent fraud or other financial crimes. While we have policies and procedures designed to prevent such losses, losses may still occur.

Risks Related to Accounting Matters

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing this Annual Report as well as other periodic reports we are required to file under the Exchange Act, including our consolidated financial statements, our management is required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. The area requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for credit losses.

Changes in accounting standards could affect reported earnings.

The regulatory bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

Other Risks Related to Our Business

We operate as a community bank and our ability to maintain our reputation, which is critical to the success of our business, may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, cybersecurity incidents and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, any or all of which could adversely affect our business and operating results.

The cost of additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements will increase our expenses.

As a result of the completion of our initial public offering in December 2023, we became a public reporting company. The obligations of being a public company, including the substantial public reporting obligations, require significant expenditures and place additional demands on our management team. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a decrease in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Various factors may make takeover attempts more difficult to achieve.

Certain provisions of our articles of incorporation and bylaws and federal and state banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of NB Bancorp without our board of directors’ approval. Massachusetts and federal regulations applicable to the conversion state that for a period of three years following completion of our conversion, no person may offer to acquire or acquire beneficial ownership of more than 10% of our common stock without prior approval of the Federal Reserve Board. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve Board and receive the Federal Reserve Board’s non-objection before acquiring control of a bank holding company. There also are provisions in our articles of incorporation and bylaws that we may use to delay or block a takeover attempt, including a provision that prohibits any person from voting more than 10% of our outstanding shares of common stock. Furthermore, shares of restricted stock and stock options that we may grant to employees and directors, stock ownership by our management and directors and other factors may make it more difficult for companies or persons to acquire control of NB Bancorp without the consent of our board of directors, and may increase the cost of an acquisition. Taken as a whole, these statutory or regulatory provisions and provisions in our articles of incorporation and bylaws could result in NB Bancorp being less attractive to a potential acquirer and therefore could adversely affect the market price of our common stock.

Our articles of incorporation provide that, subject to limited exception, state and federal courts in the State of Maryland are the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, and other employees.

The articles of incorporation of NB Bancorp provide that, unless NB Bancorp consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of NB Bancorp, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of NB Bancorp to NB Bancorp or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Maryland General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine will be conducted in a state or federal court located within the State of Maryland, in all cases subject to the court having personal jurisdiction over the indispensable parties named as defendants. This exclusive forum provision does not apply to claims arising under the federal securities laws. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable for disputes with NB Bancorp and its directors, officers, and other employees or may cause a stockholder to incur additional expense by having to bring a claim in a judicial forum that is distant from where the stockholder resides, or both. In addition, if a court were to find this exclusive forum provision to be inapplicable or unenforceable in a particular action, we may incur additional costs associated with resolving the action in another jurisdiction, which could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.      Unresolved Staff Comments

None.

ITEM 1C.      Cybersecurity

The Company recognizes the importance of cybersecurity and the potential risks posed to our business operations, financial performance, and reputation. Cybersecurity is a significant and integrated component of the Company’s risk management strategy. As a financial services company, cyber threats are present and growing, and the potential exists for a cybersecurity incident to occur, which could disrupt business operations or compromise sensitive data. To date, the Company has not, to its knowledge, experienced an incident materially affecting or reasonably likely to materially affect the Company. Cybersecurity risks and threats include, but are not limited to, unauthorized access, use, disclosure, modification, or destruction of our information systems, data, or network; denial of service attacks; malware; ransomware; phishing; social engineering; and cyberattacks by hackers, state-sponsored actors, or other malicious third parties and is compounded by the advent and availability of artificial intelligence (“AI”) tools.

To prepare and respond to incidents, the Company has implemented a multi-layered cybersecurity strategy, integrating people, technology, and processes. This includes establishing a cybersecurity risk management framework that aligns with industry standards and best practices provided by the National Institute of Standards and Technology (“NIST”), employee training, the use of innovative technologies, and the implementation of policies and procedures in the areas of Information Security, Data Governance, Business Continuity and Disaster Recovery, Privacy, Third-Party Risk Management, and Incident Response that ensure compliance with applicable laws, regulations and obligations, such as the Gramm-Leach-Bliley Act (“GLBA”), the Federal Financial Institutions Examination Council (“FFIEC”) Cybersecurity Assessment Tool, and the Ransomware Self-Assessment Tool (“RSAT”). Additionally, we have implemented various technical measures to prevent, detect, and respond to cybersecurity incidents, such as firewalls, third-party managed detection & response services, encryption, authentication, backup and recovery solutions. The Company engages third-party consultants and independent auditors to, among other things, conduct penetration tests and perform cybersecurity risk assessments and audits to regularly evaluate our cybersecurity posture in conjunction with obtaining cybersecurity insurance coverage to mitigate the potential financial impact of cybersecurity incidents.

The Board Enterprise Risk Management (“ERM”) Committee provides governance oversight of all risks faced by the Company, including cybersecurity and information technology general controls. The Chief Information Officer (“CIO”) manages the IT Department and reports to the Board Risk Committee and Chief Risk Officer (“CRO”) on these matters. The CIO also supervises the Information Security Officer (“ISO”) who is responsible for implementing and maintaining the Company’s Information Security Program. The Information Security Program, which is governed by various information security and cybersecurity, systems development, change control, disaster recovery/business continuity and physical asset classification and control policies. Additional cybersecurity training to the ERM Committee is provided and overseen by the CRO and CIO. The Information Security Program identifies data sources, threats and vulnerabilities and ensures awareness, accountability, and oversight for data protection throughout the Company and with trusted third parties to ensure that data is protected and able to be recovered in the event of a breach or failure (technical or other disaster). The Information Security Department conducts on-going technology and IT threat meetings to ensure the latest threats are addressed in addition to external and internal penetration testing, business continuity/ disaster recovery testing, and incident response plan testing. The CIO is a member of various management committees, chairs the Company’s management-level Information Technology Steering Committee, and presents information security and cybersecurity updates on a regular basis to the Company’s ERM Working Group, which consists of members of management, including the Chairman, President and Chief Executive Officer, Chief Operating Officer, and other senior leaders in the Company. The ERM Working Group is responsible for identifying and assessing cybersecurity risks, developing and implementing risk mitigation strategies that align with the Bank’s corporate strategies, and ensuring compliance with applicable laws and regulations. The Bank’s IT Steering Committee in conjunction with the Bank’s PMO oversees the development and implementation of our cybersecurity strategy, financial planning, and capital allocation.

The ERM Working Group provides executive management oversight, from a risk perspective, of information systems security. As referenced above, the CIO provides information security updates to the ERM Working Group at each meeting. In addition, as discussed below, the Company has implemented an Incident Response Plan to provide a structured and systematic incident response process for information security incidents that affect any of the information technology systems, network, or data of the Company. The Incident Response Plan is implemented and maintained by the CIO and ISO and is subject to annual review and approval by the ERM Working Group. Cybersecurity metrics are reported to both management level committees and the ERM Committee and ERM Working Group on a quarterly basis.

The Board of Directors recognizes the importance of the FFIEC for Safeguarding Customer Information and has incorporated those elements in its ongoing oversight of the Information Security Program.

We continually monitor and evaluate the evolving cybersecurity landscape and the potential impact of cybersecurity incidents on our business. We may incur additional costs to enhance our cybersecurity processes and controls, to comply with new or changing laws, regulations, or contractual obligations, or to respond to or recover from cybersecurity incidents. We may also experience reputational harm or loss of customer confidence or trust as a result of cybersecurity incidents. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, and reputation.

Despite our efforts to enhance our cybersecurity posture, we cannot guarantee that our processes and controls will be sufficient to prevent or mitigate all cybersecurity risks and threats that we face. We may experience cybersecurity incidents that result in unauthorized access, use, disclosure, modification, or destruction of our information systems, data, or network; disruption or degradation of our operations; loss of customers or business opportunities; regulatory investigations or enforcement actions; litigation or liability; reputational damage; or increased costs.

Risk Assessment. On a periodic basis, but not less than annually, the CIO and ISO, in conjunction with Enterprise Risk Management, identifies and documents internal and external vulnerabilities that could result in unauthorized disclosure, misuse, alteration, or destruction of customer information or customer records. Based on the results of the risk assessment, the Company’s Information Security Program may be revised to protect against any anticipated threats or hazards to the security or integrity of such information. The IT Steering Committee reviews changes to the program designed to monitor, measure, and respond to vulnerabilities identified.

Response to Security Vulnerabilities. In response to identified risks, management may take certain steps to correct and respond to security vulnerabilities, which may include:

●	Eliminating unwarranted risks by applying vendor-provided software fixes, commonly called patches.
●	Ensuring that changes to security configurations are documented, approved, and tested.
●	Ensuring that exploitable files and services are assessed and removed or disabled based upon known vulnerabilities and business needs.
●	Updating vulnerability scanning and intrusion detection tools to identify known vulnerabilities and related unauthorized activities.
●	Investing in additional technologies or resources to aid in the evaluation, identification and mitigation of risks.
●	Conducting subsequent penetration testing and vulnerability assessments, as warranted.
●	Reviewing performance with service providers to ensure security maintenance and reporting responsibilities are operating according to contract provisions and that service providers provide notification of system security breaches that may affect the Company.

Internal Controls, Audit, and Testing. Regular internal monitoring is integral to the Company’s risk assessment process, which includes regular testing of internal key controls, systems, and procedures. In addition, independent third-party penetration testing to test the effectiveness of security controls and preparedness measures is conducted at least annually or more often, if warranted by the risk assessment or other external factors. Management determines the scope and objectives of the penetration analysis, which may identify additional risks or require additional costs to remediate.

Service Providers. The Company relies, in part, on third-party vendor solutions to support its operations. Many of these vendors, especially in the financial services industry, have access to sensitive and proprietary information. In order to mitigate the operational, informational and other risks associated with the use of vendors, the Company maintains a Vendor Risk Management Program, which is implemented through a Vendor Risk Management Policy and includes a detailed onboarding process and periodic reviews of vendors with access to sensitive Company data. The Vendor Risk Management Policy applies to any business arrangement between the Company and another individual or entity, by contract or otherwise, in compliance with the Interagency Guidance on Vendor Relationships: Risk Management. The Vendor Risk Management Program is audited as part of the Company’s annual Internal Audit Risk Assessment.

Employees and Training. Employees are the first line of defense against cybersecurity measures. Each employee is responsible for protecting Company and client information. Employees are provided training at initial onboarding and thereafter regarding information security and cybersecurity-related policies and procedures applicable to their respective roles within the organization. In addition, employees are subjected to regular simulated phishing assessments, designed to sharpen threat detection and reporting capabilities. In addition to training, employees are supported with solutions designed to identify, prevent, detect, respond to, and recover from incidents. Notable technologies include firewalls, intrusion detection systems, security automation and response capabilities, user behavior analytics, multi-factor authentication, data backups to immutable storage and business continuity applications. Notable services include security monitoring and response, continuous vulnerability scanning, third-party monitoring, and threat intelligence.

Board Reporting. At least annually, the CIO reports to the Board, directly or through the Enterprise-Wide Risk Management Committee, the overall status of the Information Security Program and the Company’s compliance with the Interagency Guidelines for Safeguarding Customer Information. Any material findings related to the risk assessment, risk management and control decisions, service provider arrangements, results of testing, security breaches or violations are discussed as are management’s responses and any recommendations for program changes.

Program Adjustments. The CIO monitors, evaluates, and adjusts the Information Security Program considering any relevant changes in technology, the sensitivity of its customer information, internal or external threats to information, and changing business arrangements, such as mergers and acquisitions, alliances and joint ventures, outsourcing arrangements, and changes to customer information systems.

Incident Response Plan. To ensure that information security incidents can be recovered from quickly and with the least impact to the Company and its customers, the Company maintains a structured and systematic incident response plan (the “IRP”) for all information security incidents that affect any of the IT systems, network, or data of the Company, including the Company’s data held, or IT services provided by third-party vendors or other service providers. The CISO is responsible for implementing and maintaining the IRP, which includes:

●	Identifying the incident response team (“IRT”) and any appropriate sub-teams to address specific information security incidents, or categories of information security incidents.
●	Coordinating IRT activities, including developing, maintaining, and following appropriate procedures to respond to and document identified information security incidents.
●	Conducting post-incident reviews to gather feedback on information security incident response procedures and address any identified gaps in security measures.

●	Providing training and conducting periodic exercises to promote employee and stakeholder preparedness and awareness of the IRP.
●	Reviewing the IRP at least annually, or whenever there is a material change in the Company’s business practices that may reasonably affect its cyber incident response procedures.
●	Report up to the Executive Incident Response Committee, as needed.

ITEM 2.      Properties

We conduct our business through our main office located in Needham, Massachusetts and our branch offices located in Wellesley, Westwood, Dedham, Medfield, Medford, Dover, Ashland, Millis, Natick and Boston (Mission Hill), Massachusetts. Additionally, we have two administrative offices in Needham, Massachusetts. We own four of our offices, including our main office, and our two administrative offices and we lease seven offices of our offices. At December 31, 2023 the total net book value of our land, buildings, leasehold improvements, furniture, fixtures and equipment was $35.5 million.

ITEM 3.      Legal Proceedings

Legal Proceedings

Among other things, the activities of Needham Bank, including with respect to disclosures about and implementation of numerous consumer products, are subject to various laws and numerous regulations, including those related to unfair or deceptive acts or practices. If Needham Bank is found to have violated one or more consumer protection laws, it may be required to pay restitution to certain affected customers in connection with certain of these practices. In addition, as a result of the extensive regulation, supervision and examination of our business described elsewhere in this Annual Report on Form 10-K, we are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, public or private censure, increased costs, required remediation, restriction on business activities or other impacts on us.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2023, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.      Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “NBBK.” The approximate number of holders of record of NB Bancorp common stock as of December 31, 2023 was 3,491. Certain shares of NB Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

NB Bancorp does not currently pay cash dividends on its common stock. Dividend payments by NB Bancorp are dependent, in part, on dividends it receives from Needham Bank, because NB Bancorp has no source of income other than dividends from Needham Bank, earnings from the investment of proceeds from the sale of shares of common stock in the stock offering which closed in December 2023 retained by NB Bancorp and interest payments with respect to our loan to the Employee Stock Ownership Plan. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

The Federal Reserve Board has issued supervisory policies providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Federal Reserve Board guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition. In addition, Needham Bank’s ability to pay dividends would be limited if it does not have the capital conservation buffer required by the capital rules, which may limit our ability to pay dividends to stockholders. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by regulations and policies of the Federal Reserve Board and the Commissioner, may be paid in addition to, or in lieu of, regular cash dividends.

Other than its Employee Stock Ownership Plan, NB Bancorp does not have any equity compensation plans that were not approved by stockholders. NB Bancorp currently has no other equity compensation plans.

Report of Offering of Securities and Use of Proceeds Therefrom. Not applicable.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the year ended December 31, 2023. Under current Federal Reserve Board conversion regulations, the Company may not repurchase shares of its common stock during the first year following the Company’s initial public offering, except to fund shareholder-approved equity benefit plans or, with prior regulatory approval, when extraordinary circumstances exist.

ITEM 6.      [Reserved]

ITEM 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the consolidated financial statements that appear beginning on page 72 of this Annual Report on Form 10-K. You should read the information in this section in conjunction with the business and financial information regarding NB Bancorp and Needham Bank and the consolidated financial statements provided in this Annual Report on Form 10-K for NB Bancorp and, with respect to the year ended December 31 2022, NB Financial, MHC, Needham Bank’s mutual holding company parent prior to the mutual-to-stock conversion on December 27, 2023. NB Bancorp had not engaged in any material activities prior to December 28, 2023, the date of the consummation of the mutual to stock conversion of NB Financial, MHC.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for credit losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of customer service fees, swap contract income, and income on bank-owned life insurance. Noninterest expense currently consists primarily of expenses related to salary and employee benefits and director fees, occupancy and equipment, data processing, marketing and charitable contribution expense, professional fees, federal deposit insurance assessments and other general and administrative expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Summary of Significant Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

The following represent our significant accounting policies:

Loans Held for Investment and Allowance for Credit Losses. Loans that management has the intent and ability to hold for the foreseeable future or until loan maturity or pay-off are reported held for investment at their outstanding principal balance adjusted for any charge-offs and net of any deferred fees (including purchase accounting adjustments) and origination costs (collectively referred to as “amortized cost”). Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of the yield using the payment terms required by the loan contract.

Loans are generally placed into nonaccrual status when they are past due 90 days or more as to either principal or interest or when, in the opinion of management, the collection of principal and/or interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest or past due less than 90 days and the borrower demonstrates the ability to pay and remain current. When cash payments are received, they are applied to principal first, then to accrued interest. It is the Company’s policy not to record interest income on nonaccrual loans until principal has become current. In certain instances, accruing loans that are past due 90 days or more as to principal or interest may not go on nonaccrual status if the Company determines that the loans are well-secured and are in the process of collection. In accordance with ASC 326, the Company elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses (the “ACL”) for loans held for investment, and will instead reverse accrued but unpaid interest through interest income in the period in which the loan is placed on nonaccrual status.

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

Management’s determination of the adequacy of the ACL under ASC 326 is based on an evaluation of the composition of the loan portfolio current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. We use a third-party CECL model as part of our estimation of the ACL on a quarterly basis. Loans with similar risk characteristics are collectively assessed within pools (or segments). Loss estimates within the collectively assessed population are based on a combination of pooled assumptions and loan-level characteristics. We have determined that using federal call codes is an appropriate loan segmentation methodology, as it is generally based on risk characteristics of a loan’s underlying collateral. Using federal call codes also allows us to utilize and assess publicly available external information when developing our estimate of the ACL. The weighted average life (“WAL”) method is the primary credit loss estimation methodology we use and involves estimating future cash flows for pools of loans using their weighted average life.

In applying future economic forecasts, the Company utilizes a forecast period of up to two years. The Company considers economic forecasts of inflation, Federal Open Market Committee interest rates, national gross domestic product, and unemployment rates sourced from the Federal Reserve System’s “Beige Book,” Wells Fargo’s “U.S. Economic Outlook,” and the “Economic Forecast” publications from FHN Financial to inform the model for loss estimation. Historical loss rates used in the quantitative model are primarily derived using both the Bank’s data, supplemented with peer bank data obtained from publicly available sources (i.e., federal call reports). The Bank’s peer group is comprised of financial institutions of relatively similar size and in similar markets (i.e. $10.00 billion or less of total assets and headquartered in Massachusetts). Management also considers qualitative adjustments when estimating credit losses to take into account the model’s quantitative limitations. Qualitative adjustments to quantitative loss factors, either negative or positive, may include considerations of economic conditions, volume and severity of past due loans, value of underlying collateral, experience, depth, and ability of management, and concentrations of credit.

For those loans that do not share similar risk characteristics, we evaluate the ACL needs on an individual (or loan by loan) basis. This population of individually evaluated loans (or loan relationships with the same primary source of repayment) is determined on a quarterly basis and is based on whether the risk grade of the loan is substandard or worse and the balance exceeds $500,000 and the loan’s terms differ significantly from other pooled loans. In accordance with our policy, non-accrual residential real estate loans that are well secured (LTV <75%) are not considered to warrant a downgrade to substandard risk rating and are therefore generally excluded from individually evaluated loans. Measurement of credit loss is based on the expected future cash flows of an individually evaluated loan, discounted at the loan’s effective interest rate, or measured on an observable market value, if one exists, or the estimated market value of the collateral underlying the loan, discounted to consider estimated costs to sell the collateral for collateral-dependent loans. If the net value is less than the loan’s amortized cost, a specific reserve in the ACL is recorded, which is charged-off in the period when management believes the loan balance is no longer collectible.

Income Taxes. We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments may require us to make projections of future taxable income and/or to carryback to taxable income in prior years. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.

Securities Valuation and Credit Losses. We classify our investments in debt securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from one or more third-party services. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows.

We adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, we did not have any other than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, we determined that an allowance for credit losses on available for sale securities was not deemed material. For available for sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If we have the intent to sell the security or it is more likely than not that we will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings through an allowance for credit losses. If either of the above criteria is not met, we evaluate whether the decline in fair value is the result of credit losses or other factors. In making the assessment, we may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2023, there was no allowance for credit loss related to the available for sale portfolio. Accrued interest receivable on available for sale debt securities totaled $1.2 million at December 31, 2023 and was excluded from the estimate of credit losses.

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

Total Assets. Total assets increased $941.1 million, or 26.2%, to $4.53 billion as of December 31, 2023 from $3.59 billion at December 31, 2022. The increase was primarily the result of increases in net loans and federal funds sold.

Cash and Cash Equivalents. Cash and cash equivalents increased $116.0 million, or 31.0%, to $272.6 million as of December 31, 2023 from $156.5 million at December 31, 2022. The increase in cash and cash equivalents was due to the proceeds from the Company’s mutual-to-stock conversion and related IPO, which closed on December 27, 2023.

Securities Available-for-Sale. Securities available-for-sale decreased $56.0 million, or 22.8%, to $189.5 million as of December 31, 2023 from $245.5 million at December 31, 2022. During the year ended December 31, 2023, purchases of securities were more than offset by the fair value decline in the portfolio, as well as amortization and calls. No securities were sold during the year ended December 31, 2023.

Loans, net. Loans, net increased $866.6 million, or 29.0%, to $3.86 billion at December 31, 2023 from $2.99 billion at December 31, 2022. We experienced increases in each of our loan portfolios. From December 31, 2022 to December 31, 2023, one- to four-family residential real estate loans, including home equity loans, increased $187.1 million, or 18.6%; our commercial real estate portfolio, including multi-family real estate loans, increased $372.0 million, or 36.8%; construction and land development increased $70.3 million, or 12.7%; commercial and industrial loans increased $240.5 million, or 97.2%; and consumer loans increased $8.3 million, or 5.3%. The increase in these loan portfolios reflects our strategy to grow the balance sheet by continuing to diversify into these higher-yielding loans to improve net margins and manage interest rate risk. In addition, to help manage interest rate risk and generate non-interest income, occasionally we sell one- to four-family residential mortgage loans into the secondary market on a servicing-retained basis. During the year ended December 31, 2023, we sold $2.1 million in loans and recognized gains of $29,000.

Federal Home Loan Bank Stock. The FHLB is a cooperative bank that provides services to its member financial institutions. The primary reason for our membership in the FHLB is to gain access to a reliable source of wholesale funding and as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. We purchase and/or are subject to redemption of FHLB stock proportional to the volume of funding received and view the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. We held an investment in FHLB stock of $14.6 million and $13.2 million at December 31, 2023 and 2022, respectively. The amount of stock we are required to purchase is in proportion to our FHLB borrowings and level of total assets. Accordingly, the increase in the FHLB stock is due to increased borrowings.

Bank-owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Bank-owned life insurance increased $1.5 million, or 3.1%, to $50.5 million as of December 31, 2023 from $49.0 million at December 31, 2022. The increase during 2023 was from increases in the cash surrender value of the policies.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets consist primarily of right of use assets related to our long-term leases and derivatives with a positive fair value and other investments and decreased $4.1 million, or 7.1%, to $53.1 million as of December 31, 2023 from $57.2 million as of December 31, 2021. The decrease resulted primarily from increases in the value of our right of use assets and derivatives from hedging strategies and other investments.

Deposits. Deposits increased $500.6 million, or 17.3%, to $3.39 billion as of December 31, 2023 from $2.89 billion as of December 31, 2022. Core deposits (which we define as all deposits including certificates of deposit, other than brokered deposits) increased $567.0 million, or 21.5%, to $3.2 billion at December 31, 2023 from $2.6 billion at December 31, 2022. The increase resulted from increases in customer deposits, primarily certificates of deposit, which increased $353.8 million, or 36.9% from the prior year, along with money market and checking accounts, which increased $229.1 million and $82.9 million, respectively, from December 31, 2022.

As of December 31, 2023 and 2022, we had approximately $183.6 million and $250.0 million of brokered deposits, respectively. The decrease in brokered deposits during 2023 resulted from the growth in the core deposit portfolio.

Borrowings. We had $283.3 million of borrowings at December 31, 2023 as compared to $293.1 million at December 31, 2022. The decrease is due to funding needs and our ability to repay some advances. Our borrowings consisted solely of FHLB advances.

Accrued expenses and other liabilities. Accrued expenses and other liabilities increased $28.9 million, or 55.20%, to $81.3 million as of December 31, 2023 from $52.4 million at December 31, 2022. The increase resulted from an IPO-related payable, an increase in the allowance for unfunded commitments, and an increase in derivatives with a negative fair value.

Equity. Shareholders’ equity was $758.0 million, representing an increase of $413.9 million, or 120.3%, from the prior year. The increase resulted primarily from the capital raised during the Company’s public offering, which was consummated on December 27, 2023, and net income of $9.8 million during the year ended December 31, 2023.

Comparison of Operating Results for the Years Ended December 31, 2023 and December 31, 2022

Net Income. Net income was $9.8 million for the year ended December 31, 2023, compared to net income of $30.1 million for the year ended December 31, 2022, a decrease of $20.2 million, or 67.3%. The decrease was primarily due to a one-time donation of $2.0 million in cash and 1.7 million shares of common stock to the Needham Bank Charitable Foundation at a total market value of $19.1 million, in addition to a $7.9 million discretionary bonus awarded by the Compensation Committee, a $1.9 million pension expense and $3.7 million of additional income tax expense related to the impact of public company tax laws. In addition to the mutual-to-stock conversion expense, the Company also recognized $7.2 million in additional provision for credit losses, due to the growth of the loan portfolio and unfunded commitments. Partially offsetting these increases in expenses was a $25.1 million, or 23.9%, increase in net interest income due to net loan growth and an increase in the weighted average yield on our interest-earning assets and a $6.3 million, or 67.9%, increase in noninterest income due to increases from employee retention credit income and increases in cash management fees from customers.

Interest and Dividend Income. Interest and dividend income increased $100.0 million, or 83.0%, to $220.5 million for the year ended December 31, 2023 from $120.5 million for the year ended December 31, 2022, primarily due to a $98.2 million increase in interest and fees on loans. The increase in interest and fees on loans was primarily due to an increase of $979.5 million in the average balance of the loan portfolio to $3.46 billion for the year ended December 31, 2023 from $2.49 billion for the year ended December 31, 2022 and an increase of 154 basis points in the weighted average yield for the loan portfolio to 6.12% for 2023 from 4.58% for 2022, reflecting the increasing rate environment year to year as well as the growth of our loan portfolio.

Average interest-earning assets increased $807.2 million, to $3.81 billion for the year ended December 31, 2023 from $3.01 billion for the year ended December 31, 2022. The yield on interest-earning assets increased 177 basis points to 5.78% for the year ended December 31, 2023 from 4.01% for the year ended December 31, 2022.

Interest Expense. Total interest expense increased $74.9 million, or 481.7%, to $90.4 million for the year ended December 31, 2023 from $15.5 million for the year ended December 31, 2022. Interest expense on deposit accounts increased $63.7 million, or 502.0%, to $76.4 million for the year ended December 31, 2023 from $12.7 million for the year ended December 31, 2022, due to an increase in the average balance of interest-bearing deposits of $516.6 million, or 23.6%, to $2.70 billion for the year ended December 31, 2023 from $2.19 billion for the year ended December 31, 2022 and an increase in the weighted average rate on interest-bearing deposits to 3.05% for the year ended December 31, 2023 from 0.68% for the year ended December 31, 2022.

Interest expense on FHLB advances increased $11.2 million, or 391.4%, to $14.1 million for the year ended December 31, 2023 from $2.9 million for the year ended December 31, 2022. The average balance of FHLB advances increased $171.1 million, or 193.7%, to $259.5 million for the year ended December 31, 2023 from $88.3 million for the year ended December 31, 2022 and the weighted average cost of these advances increased to 5.41% for 2023 from 3.24% for 2022. The increase in the average balance was due to our strategy to utilize additional borrowings to support loan growth and for liquidity management.

Net Interest Income. Net interest income was $130.1 million for the year ended December 31, 2023, compared to $105.0 million in the prior year, representing an increase of $25.1 million, or 23.9%. The net interest margin was 3.41% for 2023, representing a decrease of eight basis points from 2022, primarily due to an increase in the cost of liabilities used to fund the Company’s loan growth. The increase in net interest income was primarily due to a $807.2 million increase in the average balance of interest-earning assets during the year ended December 31, 2023, which outpaced growth in average interest-bearing liabilities, which grew by $689.7 million during the year ended December 31, 2023. The net interest margin decreased slightly to 3.41% for the year ended December 31, 2023 from 3.49% for the year ended December 31, 2022. The decrease in the net interest margin was primarily due to the increase in the average rates paid on interest-bearing liabilities increasing by 237 basis points during the year ended December 31, 2023, while the yield on interest-earning assets grew by 177 basis points.

Provision for Credit Losses. Based on management’s analysis of the adequacy of allowance for credit losses, a provision of $13.9 million was recorded for the year ended December 31, 2023 in accordance with the CECL standard, compared to a provision of $6.7 million for the year ended December 31, 2022 in accordance with the incurred loss methodology standard. The $7.2 million, or 107.2%, increase in the provision was primarily due to the material growth in total loans which increased $878.3 million, or 29.1%, to $3.89 billion at December 31, 2023 from $3.02 billion at December 31, 2022. The provision for credit losses for the year ended December 31, 2023 consisted of a provision for credit losses of $9.7 million and a provision for unfunded commitments of $4.2 million.

Noninterest Income. Noninterest income increased $6.3 million, or 68.0%, to $15.6 million for the year ended December 31, 2023 from $9.3 million for the year ended December 31, 2022. The increase resulted primarily from a $3.5 million employee retention credit received in 2023 resulting from COVID-19 impacts, and a $2.7 million increase in customer service fees, primarily from increased money service fees related to the cannabis banking services. The table below sets forth our noninterest income for the years ended December 31, 2023 and 2022:

	Year ended
	December 31,		Change
(Dollars in thousands)	2023	2022	Amount	Percent
Gain from bargain purchase and assumption agreement	$—	$1,070	$(1,070)	(100.00%)
Customer service fees	7,817	5,138	2,679	52.14%
Increase in cash surrender value of BOLI	1,510	1,157	353	30.51%
Mortgage banking income	581	595	(14)	(2.35%)
Swap contract income	2,153	1,262	891	70.60%
Employee retention credit income	3,452	—	3,452	100.00%
Other income	64	53	11	20.75%
Total noninterest income	$15,577	$9,275	$6,302	67.95%

Noninterest Expense. Noninterest expense for 2023 was $119.9 million, representing an increase of $48.8 million, or 68.5%, from the prior year, and included certain one-time costs associated with the Company’s mutual-to-stock conversion during the year ended December 31, 2023. Excluding expenses related to the mutual-to-stock conversion and certain other non-operating items, noninterest expense on an operating basis for 2023 was $91.0 million, which represents a $19.8 million, or 27.9%, increase from 2022 as the Company continued to invest in infrastructure to support growth. Noninterest expense increased $48.8 million, or 68.5%, to $119.9 million for the year ended December 31, 2023 from $71.2 million for the year ended December 31, 2022. Salary and employee benefit expenses increased $20.9 million, or 44.0%. The increase in salary and employee benefits resulted primarily from the hiring of additional employees consistent with our business strategy to grow the Company, as well as discretionary bonuses awarded by the Compensation Committee. Charitable contribution expense increased $19.3 million resulting from a $19.1 million charitable contribution as part of the Company’s mutual-to-stock conversion and related IPO. Additionally, director and professional fees increased $1.5 million, or 31.0%, resulting primarily from increased professional services in connection with our loan operations, and FDIC insurance expense increased $2.9 million, or 157.4%, resulting from an increase in asset growth and a reduction in capital ratios. The table below sets forth our noninterest expense for the years ended December 31, 2023 and 2022:

	Year ended
	December 31,		Change
(Dollars in thousands)	2023	2022	Amount	Percent
Salaries and employee benefits	$68,344	$47,466	$20,878	43.99%
Director and professional service fees	6,232	4,758	1,474	30.98%
Occupancy and equipment expenses	5,192	4,354	838	19.25%
Data processing expenses	7,500	5,657	1,843	32.58%
Charitable contribution expense	20,335	1,066	19,269	1,807.60%
Marketing expense	2,747	2,338	409	17.49%
FDIC and state insurance assessments	4,707	1,829	2,878	157.35%
General and administrative expenses	4,848	3,683	1,165	31.63%
Total noninterest expense	$119,905	$71,151	$48,754	68.52%

Income Tax Expense. Income tax expense decreased $4.3 million, or 68.1%, to $2.0 million for the year ended December 31, 2023 from $6.3 million for the year ended December 31, 2022. The effective tax rate was 17.1% and 17.4% for the years ended December 31, 2023 and 2022, respectively. The effective tax rate decreased during 2023 primarily as a result of a decrease in income before taxes of $24.5 million, or 67.45% in comparison to 2022.

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

	For the Year Ended December 31,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$3,464,692	$211,973	6.12%	$2,485,182	$113,760	4.58%
Securities	234,701	4,773	2.03%	324,567	4,954	1.53%
Other investments	41,851	695	1.66%	27,522	656	2.38%
Short-term investments	71,435	3,060	4.28%	168,190	1,142	0.68%
Total interest-earning assets	3,812,679	220,501	5.78%	3,005,461	120,512	4.01%
Non-interest-earning assets	191,576			133,851
Allowance for credit losses	(30,041)			(20,422)
Total assets	$3,974,214			$3,118,890

Interest-bearing liabilities:
Savings accounts	$142,359	72	0.05%	$166,905	84	0.05%
NOW accounts	363,572	1,085	0.30%	402,110	328	0.08%
Money market accounts	778,100	19,879	2.55%	768,487	2,466	0.32%
Certificates of deposit and individual retirement accounts	1,418,555	55,358	3.90%	848,500	9,811	1.16%
Total interest-bearing deposits	2,702,586	76,394	2.83%	2,186,002	12,689	0.58%
FHLB advances	259,478	14,050	5.41%	88,344	2,859	3.24%
Total interest-bearing liabilities	2,962,064	90,444	3.05%	2,274,346	15,548	0.68%
Non-interest-bearing deposits	568,881			464,461
Other non-interest-bearing liabilities	78,149			48,210
Total liabilities	3,609,094			2,787,017
Shareholders' equity	365,120			331,872
Total liabilities and shareholders' equity	$3,974,214			$3,118,889
Net interest income		$130,057			$104,964
Net interest rate spread (1)			2.73%			3.33%
Net interest-earning assets (2)	$850,615			$731,115
Net interest margin (3)			3.41%			3.49%

Average interest-earning assets to interest-bearing liabilities	128.72%			132.15%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended
	December 31, 2023 vs. 2022
	Increase (Decrease) Due to		Total
			Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$53,209	$45,004	$98,213
Securities	1,229	(1,410)	(181)
Other	94	(55)	39
Short-term investments	(233)	2,151	1,918
Total interest-earning assets	54,299	45,690	99,989

Interest-bearing liabilities:
Savings accounts	(12)	—	(12)
NOW accounts	(28)	785	757
Money market accounts	31	17,381	17,412
Certificates of deposit and individual retirement accounts	10,043	35,505	45,548
Total interest-bearing deposits	10,034	53,671	63,705
Federal Home Loan Bank advances	8,305	2,886	11,191
Total interest-bearing liabilities	18,339	56,557	74,896

Change in net interest income	$35,960	$(10,867)	$25,093

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our ERM Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. The ERM Committee meets at least quarterly, is comprised of directors, executive officers and certain senior management, and reports to the full board of directors on at least a quarterly basis. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

●	maintaining capital levels that exceed the thresholds for well-capitalized status under federal regulations;
●	maintaining a prudent level of liquidity;
●	maintaining a prudent level of off-balance sheet funding capacity
●	growing our volume of core deposit accounts;
●	utilizing our investment securities portfolio and interest rate swaps as part of our balance sheet asset and liability and interest rate risk management strategy to reduce the impact of movements in interest rates on net interest income and economic value of equity;
●	managing our utilization of wholesale funding with borrowings from the FHLB and brokered deposits in a prudent manner;

●	continuing to diversify our loan portfolio by adding more commercial-related loans and consumer loans, which typically have shorter maturities and/or balloon payments; and
●	continuing to price our one-to-four family residential real estate loan products in a way that encourages borrowers to select our adjustable-rate loans as opposed to longer-term, fixed-rate loans.

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

The following table sets forth, as of December 31, 2023, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2023
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
300	$152,223	0.4%
200	152,027	0.3%
100	152,218	0.4%
Level	151,577	—%
(100)	149,636	(1.3)%
(200)	146,920	(3.1)%
(300)	144,447	(4.7)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2023, we would have experienced a 0.3% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 3.1% decrease in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

Economic Value of Equity. We also compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases instantaneously by 100, 200, and 300 basis point increments or decreases instantaneously by 100 or 200 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table sets forth, as of December 31, 2023, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase
At December 31, 2023	Estimated	(Decrease) in EVE
Change in Interest Rates (basis points) (1)	EVE (2)	Amount	Percent
(Dollars in thousands)
300	$743,527	$(20,750)	(2.7)%
200	752,755	(11,522)	(1.5)%
100	761,350	(2,927)	(0.4)%
Level	764,277	n/a	—%
(100)	758,549	(5,728)	(0.7)%
(200)	742,157	(22,120)	(2.9)%
(300)	718,598	(45,679)	(6.0)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at December 31, 2023, we would have experienced a 1.5% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 2.9% decrease in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the FHLB. At December 31, 2023, we had outstanding advances of $283.3 million from the FHLB. At December 31, 2023, we had unused borrowing capacity of $608.6 million with the FHLB. At December 31, 2023 we also had a $46.2 million available line of credit with the Discount Window at the Federal Reserve Bank of Boston. Additionally, at December 31, 2023, we had $183.6 million of brokered deposits and pursuant to our internal liquidity policy, which allows us to utilize brokered deposits up to 10.0% of our total assets, we had an additional capacity of up to approximately $269.7 million of brokered deposits.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the years ended December 31, 2023 and 2022 included as part of the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2023, Needham Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 11 of the notes to consolidated financial statements on page 105.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2023, the unfunded portion of construction loans, home equity lines of credit, commercial lines of credit and other lines of credit, along with letters of credit, totaled $1.1 billion. Our allowance for credit losses on these unfunded commitments amounted to $6.0 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2023 totaled $340.8 million. Management expects that a substantial portion of these time deposits will be retained. However, if a substantial portion of these time deposits is not retained, we may utilize advances from the FHLB, brokered deposits or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

See Note 23 to the notes to the consolidated financial statements for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented in this Annual Report on Form 10-K have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.      Quantitative and Qualitative Disclosures about Market Risk

The information called for by this Item is incorporated by reference to the discussion of market risk in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk.”

ITEM 8.      Financial Statements and Supplementary Data

(a)(1) Financial Statements

The documents files as a part of this 10-K are:

(A)	Report of Independence Registered Public Accounting Firm [PCAOB ID 149]
(B)	Consolidated Balance Sheets as of December 31, 2023 and 2022
(C)	Consolidated Statements of Income for the years ended December 31, 2023 and 2022
(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022
(E)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022
(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
(G)	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NB Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NB Bancorp, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has elected to change its method of accounting for credit losses effective January 1, 2023 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Elliott Davis, LLC

We have served as the Company's auditor since 2023.

Columbia, South Carolina

March 28, 2024

NB Bancorp, Inc.

Consolidated Balance Sheets

December 31, 2023 and 2022

(Dollars in thousands)

	December 31, 2023	December 31, 2022
Assets
Cash and due from banks	$90,485	$131,073
Federal funds sold	182,106	25,472
Total cash and cash equivalents	272,591	156,545

Available-for-sale securities, at fair value	189,465	245,480

Loans receivable	3,889,279	3,015,445
Allowance for credit losses	(32,222)	(25,028)
Net loans	3,857,057	2,990,417

Accrued interest receivable	17,284	10,837
Banking premises and equipment, net	35,531	35,344
Depositors Insurance Fund stock	139	139
Federal Home Loan Bank stock	14,558	13,182
Federal Reserve Bank stock	10,323	8,104
Non-public investments	13,713	10,592
Bank owned life insurance ("BOLI")	50,516	49,006
Prepaid expenses and other assets	53,109	57,167
Income tax refunds receivable	—	4,134
Deferred income tax asset	19,126	11,388
Total assets	$4,533,412	$3,592,335

Liabilities and shareholders' equity

Deposits	$3,387,348	$2,886,743
Mortgagors' escrow accounts	4,229	4,064
FHLB Borrowings	283,338	293,082
Accrued expenses and other liabilities	81,325	52,399
Accrued retirement liabilities	19,213	11,982
Total liabilities	3,775,453	3,248,270

Commitments and contingencies (Notes 2, 6, 8 & 12)

Shareholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $0.01 par value, 120,000,000 shares authorized; 42,705,729 shares issued and outstanding at December 31, 2023; no shares issued and outstanding at December 31, 2022	427	—
Additional paid in capital	417,030	—
Unallocated common shares held by the Employee Stock Ownership Plan	(13,774)	—
Retained earnings	366,173	358,466
Accumulated other comprehensive loss	(11,897)	(14,401)
Total shareholders' equity	757,959	344,065

Total liabilities and shareholders' equity	$4,533,412	$3,592,335

The accompanying notes are an integral part of these consolidated financial statements.

NB Bancorp, Inc.

Consolidated Statements of Income

For the Years Ended December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

	For the Year Ended
	December 31
	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$211,973	$113,760
Interest on investments securities	4,773	4,954
Interest on cash equivalents and other	3,755	1,798
Total interest and dividend income	220,501	120,512

INTEREST EXPENSE
Interest on deposits	76,394	12,689
Interest on FHLB borrowings	14,050	2,859
Total interest expense	90,444	15,548

NET INTEREST INCOME	130,057	104,964

PROVISION FOR CREDIT LOSSES
Provision for credit losses - allowance for credit losses	9,657	6,700
Provision for credit losses - allowance for unfunded commitments	4,228	—
Total provision for credit losses	13,885	6,700

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	116,172	98,264

NONINTEREST INCOME
Gain from bargain purchase and assumption agreement	—	1,070
Customer service fees	7,817	5,138
Increase in cash surrender value of BOLI	1,510	1,157
Mortgage banking income	581	595
Swap contract income	2,153	1,262
Employee retention credit income	3,452	—
Other income	64	53
Total noninterest income	15,577	9,275

NONINTEREST EXPENSE
Salaries and employee benefits	68,344	47,466
Director and professional service fees	6,232	4,758
Occupancy and equipment expenses	5,192	4,354
Data processing expenses	7,500	5,657
Charitable contribution expense	20,335	1,066
Marketing expense	2,747	2,338
FDIC and state insurance assessments	4,707	1,829
General and administrative expenses	4,848	3,683
Total noninterest expense	119,905	71,151

INCOME BEFORE TAXES	11,844	36,388

INCOME TAXES	2,019	6,323

NET INCOME	$9,825	$30,065

Weighted average common shares outstanding	42,018,229	N/A
Earnings per share (basic)	$0.23	N/A
Earnings per share (diluted)	$0.23	N/A

The accompanying notes are an integral part of these consolidated financial statements.

NB Bancorp, Inc.

Consolidated Statement of Comprehensive Income

For the Years Ended December 31, 2023 and 2022

(In thousands)

	For the Year Ended
	December 31
	2023	2022
NET INCOME	$9,825	$30,065

OTHER COMPREHENSIVE INCOME (LOSSES):
Unrealized Holding Gains (Losses) on AFS Securities	3,740	(17,657)
Unrecognized Pension Losses on Director Pension Plan	(106)	(200)
Unrealized Holding (Losses) Gains on Cash Flow Hedge	(321)	1,548
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX PROVISIONS	3,313	(16,309)
INCOME TAX (BENEFIT) PROVISIONS	(809)	4,180
OTHER COMPREHENSIVE INCOME (LOSS), AFTER TAX PROVISIONS	2,504	(12,129)
COMPREHENSIVE INCOME	$12,329	$17,936

The accompanying notes are an integral part of these consolidated financial statements.

NB Bancorp, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended December 31, 2023 and 2022

(Dollars in thousands)

	Shares of				Accumulated	Unallocated
	Common		Additional		Other	Common	Total
	Stock	Common	Paid	Retained	Comprehensive	Stock Held	Shareholders'
	Outstanding	Stock	in Capital	Earnings	Income (Loss)	by ESOP	Equity
Balance at December 31, 2021	—	$—	$—	$328,401	$(2,272)	$—	$326,129
Net income	—	—	—	30,065	—	—	30,065
Other comprehensive loss, net of tax	—	—	—	—	(12,129)	—	(12,129)
Balance at December 31, 2022	—	$—	$—	$358,466	$(14,401)	$—	$344,065
Adoption of ASU 2016-13	—	—	—	(2,118)	—	—	(2,118)
Net income	—	—	—	9,825	—	—	9,825
Other comprehensive income, net of tax	—	—	—	—	2,504	—	2,504
Proceeds of stock offering and issuance of common shares (net of costs of $9,600)	40,997,500	410	399,965	—	—	—	400,375
Issuance of common shares donated to Needham Bank Charitable Foundation	1,708,229	17	17,065	—	—	—	17,082
Purchase of common shares by the ESOP (1,000,000 shares)	—	—	—	—	—	(13,774)	(13,774)
Balance at December 31, 2023	42,705,729	$427	$417,030	$366,173	$(11,897)	$(13,774)	$757,959

The accompanying notes are an integral part of these consolidated financial statements.

NB Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

(Dollars in thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,825	$30,065
Adjustments to reconcile net income to net cash from operating activities:
Net (accretion) amortization of investment securities	(240)	71
Gain from bargain purchase and assumption agreement	—	(1,070)
Amortization of core deposit intangible	149	111
Provision for credit losses	13,885	6,700
Loan hedge fair value adjustments, including amortization	161	502
Change in net deferred loan origination fees	4,419	2,522
Mortgage loans originated for sale	(2,400)	(1,840)
Proceeds from sale of mortgage loans held for sale	2,405	1,887
Gain on sale of mortgage loans	(5)	(47)
Depreciation and amortization expense	2,678	2,363
Increase in cash surrender values of bank-owned life insurance	(1,510)	(1,157)
Deferred income taxes (credits)	(7,720)	(1,253)
Changes in operating assets and liabilities:
Accrued interest receivable	(6,447)	(3,299)
Prepaid expenses and other assets	3,909	(22,800)
Income tax refunds receivable	4,134	(4,149)
Accrued expenses and other liabilities	22,591	27,221
Accrued retirement liabilities	7,125	3,887
NET CASH PROVIDED FROM OPERATING ACTIVITIES	52,959	39,714

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and pools purchased, net of repayments	(882,036)	(913,800)
Purchases of available-for-sale securities	(43,590)	(174,053)
Maturities, calls and principal repayments of available-for-sale securities	103,585	170,595
Purchases of Federal Home Loan Bank stock, net	(1,376)	(10,896)
Purchases of Federal Reserve Bank stock, net	(2,219)	(508)
Net change in non-public investments	(3,121)	(6,306)
Cash acquired under purchase and assumption agreement	—	297,671
Premiums paid on bank-owned life insurance	—	(22,198)
Purchases of banking premises and equipment	(2,865)	(8,498)
NET CASH USED IN INVESTING ACTIVITIES	(831,622)	(667,993)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	500,605	24,534
Net change in mortgagors' escrow accounts	165	414
Net proceeds from stock offering and issuance of common shares	417,457	—
Purchase of common shares by the ESOP	(13,774)	—
Increase (decrease) in FHLB borrowings, net	(9,744)	292,826
NET CASH PROVIDED FROM FINANCING ACTIVITIES	894,709	317,774

RESULTING IN A NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	116,046	(310,505)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	156,545	467,050

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$272,591	$156,545

Supplemental disclosure of cash paid during the period for:
Interest	$88,746	$6,585
Income taxes	$4,791	$8,561

Supplemental disclosure of non-cash transactions:
Cumulative effect adjustment due to adoption of CECL accounting standard under ASC 326, net of income taxes	$(2,118)	$—
Initial recognition of right of use assets under ASC 842	—	(1,505)
Initial recognition of operating lease liabilities under ASC 842	—	1,505
Unrealized gains (losses) on securities available for sale	731	(19,006)
Unrecognized Pension Losses on Director Pension Plan	106	—
Unrealized holding (losses) gains on cash flow hedge	(321)	1,814

The accompanying notes are an integral part of these consolidated financial statements.

NB Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 – Organization, Activities and Significant Accounting Policies

Corporate Structure and Nature of Operations

NB Bancorp, Inc. (the “Company”), a Maryland corporation, is a bank holding company. Through its wholly-owned subsidiary, Needham Bank (the “Bank”), the Company provides a variety of banking services, through its full-service bank branches, located in Massachusetts.

The Bank’s deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) up to federal limits. All deposits above the FDIC insurance amount are insured by the Depositors Insurance Fund (DIF). The DIF is a private, industry-sponsored insurance fund that insures all deposits above FDIC limits at our member banks. The Bank provides numerous services to customers, including the maintenance of checking, savings, money market and certificate of deposit accounts, and the granting of several types of residential, construction, commercial, and consumer loans. The primary market area of the Company is the metro-west area of Boston and surrounding communities, with headquarters in Needham and branch locations in Wellesley, Westwood, Dedham, Medfield, Medford, Dover, Ashland, Millis, Natick and Mission Hill. The Bank is subject to competition from other financial institutions, including commercial banks, other savings and co-operative banks, credit unions, mortgage banking companies, and other financial service providers. The primary regulators of the Company are the Massachusetts Commissioner of Banks and the Federal Reserve System (see Note 11, Regulatory Capital Requirements). As part of the criteria for membership in the Federal Reserve System, the Company is required to maintain stock in the Federal Reserve Bank (see Note 2, Investment Securities).

Conversion and Reorganization

Pursuant to a Plan of Conversion (the “Plan”), NB Financial, MHC (the “MHC”), the Bank’s former mutual holding company parent and the predecessor of the Company, converted from a mutual holding company into a publicly traded stock form of organization on December 27, 2023. In connection with the conversion, the MHC transferred to the Company 100% of MHC’s common stock, and immediately thereafter merged into the Company.

Pursuant to the Plan, the Company sold 40,997,500 shares of common stock in a public offering at $10.00 per share for net offering proceeds of approximately $400.4 million. The Company completed the offering on December 27, 2023. Effective as of December 27, 2023, the Company donated $2.0 million of cash and 1,708,229 shares of common stock to Needham Bank Charitable Foundation (the “Foundation”). A total of 42,705,729 shares of common stock of the Company were issued and outstanding immediately after the donation to the Foundation. After the completion of the conversion, the Bank’s employee stock ownership plan (the “ESOP”) purchased 1,000,000 shares of the Company’s common stock.

The cost of conversion and issuing the capital stock was deferred and deducted from the proceeds of the offering. As of December 31, 2023, the Company incurred approximately $9.6 million in conversion costs, which are included in shareholders’ equity on the consolidated balance sheet as of December 31, 2023.

In connection with the conversion, liquidation accounts are established by the Company and the Bank in an aggregate amount equal to (i) the MHC’s ownership interest in the shareholders’ equity of NB Financial, Inc. as of the date of the latest statement of financial condition included in the Company’s definitive prospectus dated October 12, 2023, plus (ii) the value of the net assets of the MHC as of the date of the MHC’s latest statement of financial condition before the consummation of the Conversion (excluding the MHC’s ownership interest in NB Financial, Inc.). Each eligible account holder and supplemental eligible account holder is entitled to a proportionate share of the liquidation accounts in the event of a liquidation of (i) the Company and the Bank or (ii) the Bank, and only in such events. This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after conversion in the related deposit balance. The Bank may not pay a dividend on its capital stock if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) as set forth by the Financial Accounting Standards Board (“FASB”) and its Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) as well as the rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under the authority of federal securities laws.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities in which it holds a controlling financial interest through being the primary beneficiary or through holding a majority of the voting interest. All intercompany accounts and transactions have been eliminated in consolidation.

Certain previously reported amounts have been reclassified to conform to the current year's presentation.

Operating Segments

Accounting standards require that information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue producing components for which separate financial information is produced internally and which are subject to evaluation by the chief operating decision maker. While the chief operating decision maker monitors the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of deferred tax assets, actuarial estimates related to the Company’s various retirement programs, and the valuation of financial instruments. In connection with the determination of the allowances for credit losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

A majority of the Company's loan portfolio consists of one to four-family residential, commercial real estate, construction and land development loans in the metro-west area of Boston and its surrounding communities. Accordingly, the ultimate collectability of a substantial portion of the Company's loan portfolio and the recovery of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

While management uses currently available information to recognize losses on loans and foreclosed real estate, future additions to the allowances for credit losses on loans and foreclosed real estate may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for credit losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for losses on loans and foreclosed real estate may change in the near future.

Summary of Significant Accounting Policies

Adoption of New Accounting Standards – On January 1, 2023, the Company adopted FASB ASU No. 2016-13 –Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) along with amendments ASU 2019-11 - Codification Improvements to Topic 326, Financial Instruments – Credit Losses, and ASU 2022-02 - Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and

Vintage Disclosures (“ASU 2022-02”). Together, these ASUs, referred to herein as ASC 326, replace the incurred loss impairment methodology with the current expected credit loss methodology (“CECL”) and require consideration of a broader range of information to determine credit loss estimates at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASC 326 applies to financial assets subject to credit losses that are measured at amortized cost and certain off-balance sheet credit exposures, which include, but are not limited to, loans receivable, leases, held-to-maturity (“HTM”) securities, loan commitments, and financial guarantees.

In addition, ASC 326 made changes to the accounting for available for sale (“AFS”) debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell.

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other than-temporarily impaired investment securities. Upon adoption of ASC 326, the Company determined that an allowance for credit losses on available for sale securities was not required.

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

The following table presents the impact to the consolidated balance sheet as the result of adopting ASC 326 effective January 1, 2023.

	January 1, 2023	December 31, 2022	Impact of
	Post-ASC 326	Pre-ASC 326	ASC 326
(In thousands)	Adoption	Adoption	Adoption
Assets:
Loans receivable, net of deferred fees and costs	$3,015,445	$3,015,445	$—
Allowance for credit losses	(26,187)	(25,028)	(1,159)
Deferred income tax asset	7,862	7,035	827

Liabilities:
Reserve for unfunded commitments	(1,786)	—	(1,786)

Equity:
Retained earnings	356,348	358,466	(2,118)

On January 1, 2023, the Company on a modified retrospective basis early adopted ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Investments in Tax Credit Structures. This ASU allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method ("PAM"), regardless of the program giving rise to the related income tax credits. Previously, reporting entities were permitted to apply PAM only to qualifying tax equity investments in low-income housing tax credit structures ("LIHTCs"). The new guidance was effective for public business entities for fiscal years, including interim periods within, beginning after December 15, 2023. Early adoption is permitted, and the amendments are applied either on a modified retrospective or retrospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Loans are generally placed into nonaccrual status when they are past due 90 days or more as to either principal or interest or when, in the opinion of management, the collection of principal and/or interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest or past due less than 90 days and the borrower demonstrates the ability to pay and remain current. When cash payments are received, they are applied to principal first, then to accrued interest. It is the Company’s policy not to record interest income on nonaccrual loans until principal has become current. In certain instances, accruing loans that are past due 90 days or more as to principal or interest may not go on nonaccrual status if the Company determines that the loans are well-secured and are in the process of collection. In accordance with ASC 326, the Company elected to exclude accrued interest from the amortized cost basis in its determination of the ACL for loans receivable, and will instead reverse accrued but unpaid interest through interest income in the period in which the loan is placed on nonaccrual status. Accrued interest receivable on loans amounted to approximately $16.1 million and $9.7 million as of December 31, 2023 and 2022, respectively.

The ACL represents management’s best estimate of credit losses over the remaining life of the loan portfolio. Loans are charged-off against the ACL when management believes the loan balance is no longer collectible. Subsequent recoveries of previously charged-off amounts are recorded as increases to the ACL. The provision for credit losses is an amount sufficient to bring the ACL to an estimated balance that management considers adequate to absorb lifetime expected losses in the Company’s held for investment loan portfolio. The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

Management’s determination of the adequacy of the ACL under ASC 326 is based on an evaluation of the composition of the loan portfolio current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The Company uses a third-party CECL model as part of its estimation of the ACL on a quarterly basis. Loans with similar risk characteristics are collectively assessed within pools (or segments). Loss estimates within the collectively assessed population are based on a combination of pooled assumptions and loan-level characteristics. The Company has determined that using federal call codes is an appropriate loan segmentation methodology, as it is generally based on risk characteristics of a loan’s underlying collateral. Using federal call codes also allows the Company to utilize and assess publicly available external information when developing its estimate of the ACL. The weighted average remaining maturity (“WARM”) method is the primary credit loss estimation methodology used by the Company and involves estimating future cash flows and expected credit losses for pools of loans using their expected remaining weighted average life.

In applying future economic forecasts, the Company utilizes a forecast period of up to two years. The Company considers economic forecasts of inflation, Federal Open Market Committee interest rates, national gross domestic product, and unemployment rates sourced from the Federal Reserve System’s “Beige Book,” Wells Fargo’s “U.S. Economic Outlook,” and the “Economic Forecast” publications from FHN Financial to inform the model for loss estimation. Historical loss rates used in the quantitative model are primarily derived using both the Bank’s data, supplemented with peer bank data obtained from publicly available sources (i.e., federal call reports). The Bank’s peer group is comprised of financial institutions of relatively similar size and in similar markets (i.e., $10.00 billion or less of total assets and headquartered in Massachusetts). Management also considers qualitative adjustments when estimating credit losses to take into account the model’s quantitative limitations. Qualitative adjustments to quantitative loss factors, either negative or positive, may include considerations of economic conditions, volume and severity of past due loans, value of underlying collateral, experience, depth, and ability of management, and concentrations of credit.

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

Subsequent to the CECL adoption, management refined the modeling assuming and enhanced the CECL calculation, including the reserve for unfunded commitments, specifically regarding the probability of funding assumptions related to unfunded commitments and enhanced the qualitative analysis used in the determination of expected credit losses. The impact of these changes, in addition to growth in the unfunded commitment balances resulted in provisions for credit losses of $4.2 million.

Collateral-dependent Loans – The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral-dependent loans:

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

Modified Loans – ASU 2022-22 eliminated the concept of troubled debt restructurings (“TDRs”) from the accounting standards for companies that have adopted ASC 326. ASU 2022-02 also requires additional disclosures for certain loan modifications and disclosures of gross charge-offs by year of origination. Specifically, loan modification disclosures in periods subsequent to the adoption of ASC 326 must be made for modifications of existing loans to borrowers who were experiencing financial difficulties at the time of the modification. The modification type must include a direct change in the timing or amount of a loan’s contractual cash flows. The additional disclosures are applicable to situations where there is: principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or any combination thereof.

Available for Sale Securities – The Company evaluates the fair value and credit quality of its AFS securities portfolio on a quarterly basis. In the event the fair value of a security falls below its amortized cost basis, the security is evaluated to determine whether the decline in value was caused by changes in market interest rates or security credit quality. The primary indicators of credit quality for the Company’s AFS securities portfolio are security type and credit rating, which is influenced by a number of security-specific factors that may include obligor cash flow, geography, seniority, and others. If unrealized losses are related to credit quality, the Company estimates the credit-related loss by evaluating the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. Subsequent to the adoption of ASC 326, if the present value of cash flows expected to be collected is less than the amortized cost basis of the security and a credit loss exists, then an ACL is recorded for the credit loss, limited by the amount that the fair value is less than amortized cost basis. As of December 31, 2022, the Company did not have any other-than-temporarily impaired AFS securities. Upon adoption of ASC 326, the Company determined that an ACL on AFS securities was not warranted. As of December 31, 2023, there was no allowance for credit losses related to the available for sale portfolio.

For AFS debt securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings through an allowance for credit loss. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2023, there was no allowance for credit loss related to the available- for-sale portfolio. Accrued interest receivable on available for sale debt securities totaled $1.2 million at December 31, 2023 and was excluded from the estimate of credit losses.

Purchase premiums and discounts are recognized in interest income, using the interest method, to arrive at periodic interest income at a constant effective yield, thereby reflecting the securities' market yield. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Such gains and losses are recognized within non-interest income in the consolidated statements of income.

Reserve for Unfunded Commitments – The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, the existence of any third-party guarantees, and an estimate of credit losses on commitments expected to be funded using the same loss rates of similar financial instruments derived in the estimation of ACL for loans receivable. Upon the adoption of ASC 326, the Company recorded an increase in its reserve for unfunded commitments of $1.8 million (included in accrued expenses and other liabilities), which after related income tax effects, reduced equity by $1.3 million.

Comprehensive Income – Under generally accepted accounting principles, "comprehensive income" is defined as the change in equity during a period due to transactions, events and circumstances arising from non-owner sources. Comprehensive income includes net income under generally accepted accounting principles as well as "other comprehensive income” (“OCI”), which consists of items that are excluded from net income and reported as changes in separate components of equity as required by other accounting standards. The Company's OCI consists of unrealized gains and losses on investment securities available for sale (see Note 2), unrealized gains and losses on interest rate swap agreements (see Note 14) and unrecognized pension costs (see Note 9).

The Company presents the components of OCI in a separate consolidated statement of comprehensive income (see Note 15).

Fair Value Measurements – The Company follows the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, for assets and liabilities that are measured and recorded at fair value, and to determine fair value disclosures.

This standard defines fair value and establishes a framework for measuring fair value. This standard applies to certain other existing accounting pronouncements that require or permit fair value measurements (see Note 13).

Cash and Cash Equivalents – For purposes of the consolidated balance sheet and statement of cash flows, cash and cash equivalents include cash and due from banks, short-term investments, and federal funds sold deposited in other financial institutions that mature within ninety days.

Other Investments – Investments in mutually-owned banking organizations (Depositors Insurance Fund, Federal Home Loan Bank and Federal Reserve Bank), cooperative organizations (Connecticut On-Line Computer Center “COCC”), and non-controlling interests in privately-held companies (Jassby, Reinventure Capital, and LearnLaunch Fund), have no quoted market values and are carried at original cost, less any estimated impairment. Interest and dividends on these investments are recognized as earned or when dividends are declared. The Company reviews the above-mentioned stock for impairment based on the ultimate recoverability of their cost. As of December 31, 2023 and 2022, there was no allowance for credit losses related to other investments.

A non-controlling partnership interest in the Massachusetts Housing Equity Fund XXII LLC (a Qualified Affordable Housing Project “QAHP” of the Massachusetts Housing Investment Corporation), is accounted for using the proportional amortization method, whereby the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. The Company’s interest in the Massachusetts Housing Equity Fund XXII LLC constitutes a variable interest entity, which is not consolidated into the Company as there is a separate managing member who controls and operates the entity.

Investments in solar energy programs are accounted for under the proportional amortization method of accounting, rather than consolidation, due to the nature of the investee’s business (solar project where control remains with the managing LLC member) and the relative insignificance to the Company’s consolidated financial statements and constitute unconsolidated variable interest entities.

Derivative Instruments and Hedging Activities – The Company follows ASC Topic 815, Derivatives and Hedging, with regard to disclosure requirements for derivatives and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Qualitative disclosures explain the Company’s objectives and strategies for using derivatives, and quantitative disclosures are made regarding the fair value of, and gains and losses on, derivative instruments, and about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company reports all derivatives on its balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with 1) the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge, or 2) the earnings effect of the hedged forecasted transactions in a cash flow hedge.

Other Real Estate Owned – Properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure are classified as other real estate owned (“OREO”). Real estate formally acquired in settlement of loans are recorded at the lower of the carrying value of the loan or the fair value of the property actually received. Losses arising from the acquisition of such properties are charged against the allowance for credit losses. Operating expenses and any subsequent provisions to reduce the carrying value to fair value less costs to sell are charged to current period earnings. In periods of declining real estate values, this accounting treatment would result in additional charges to OREO expense. Gains and losses upon disposal are reflected in earnings as realized.

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Revenue Recognition – The Company recognizes certain revenues in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. The standard is based on the principles that revenues are recognized when control of a good or service transfers to a customer, and that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under Topic 606, depending on the terms of a contract with a customer, revenues are either recognized at a point in time when a performance obligation is satisfied, or over time, as satisfaction of a performance obligation progresses. The standard does not apply to customer contracts that are within the scope of other accounting standards such as financial instruments and their transfer and servicing. As such, the standard does not apply to the Company’s interest income on loans, investment income, sale of financial assets and related mortgage banking and servicing income.

Revenues from contracts with customers that are subject to the principles of ASC Topic 606 are included in “non-interest income” under the customer service fees category in the Company’s consolidated statements of income. The following is a summary of such revenues from contracts with customers for the years ended December 31:

(In thousands)	2023	2022
ATM and interchange income, net of related expenses	$1,224	$1,071
Non-sufficient funds ("NSF") and overdraft fees	527	438
Other customer service fees	6,066	3,629
Total	$7,817	$5,138

ATM and interchange income are reported net of directly related expenses and are recognized by the Company when customers use their ATM/debit cards issued by the Company through a third-party payment network. NSF and overdraft protection fees represent fees charged to customers to cover or protect customer transactions in case of insufficient customer funds. Other customer service fees are primarily comprised of fees on cash management services, deposit account maintenance fees, wire transfer fees, certain loan prepayment fees and investment advisory fees. All of these fees are recognized at a point in time. Transaction based fees are recognized at the time of the transaction while account maintenance and protection fees are both charged and recognized on a monthly basis.

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and service requirements are generally explicitly identified in the associated contracts and consist of a single performance obligation.

Loan Servicing – The Company records a servicing asset at estimated fair value, if practical, each time it undertakes an obligation to service a financial asset, principally when it sells financial assets and retains servicing rights. For sales of one to four-family residential real estate loans, a portion of the cost of originating the loan is allocated to the mortgage servicing rights based on estimated relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. For subsequently measuring and reporting servicing assets, the Company has chosen to use the amortization method, rather than the fair value measurement method. Under this method, the Company amortizes the servicing asset in proportion to, and over the period of, estimated net servicing income, and it assesses the asset for estimated impairment based on fair value at each reporting date. Mortgage servicing rights are included in “prepaid expenses and other assets” on the Company’s consolidated balance sheets. Loan servicing income received and the related amortization of the mortgage servicing rights are included in “mortgage banking income” in the Company’s consolidated statement of income (see Note 4).

Banking Premises and Equipment – Land is carried at cost. Other premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (see Note 5). Maintenance and repairs are expensed as incurred while major improvements are capitalized. Gains and losses on dispositions are included in current operations.

Impairment of Long-Lived Assets – The Company tests long-lived assets, including the core deposit intangible asset, for impairment whenever circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less estimated costs to sell.

Defined Benefit Plans:

Director Pension Plan – The Company maintains a director defined benefit pension plan which covers members of the board of directors who were in service prior to 2023, upon meeting specific qualifications. Pension expense under this plan is charged to current operations and consists of several components of net periodic pension cost based on various actuarial assumptions regarding future experience under the plans.

The Company recognizes the over-funded or under-funded status of a defined benefit plan as an asset or liability in its balance sheet and it recognizes changes in the funded status of the plan in the year in which the changes occur. The funded status of a plan is measured as the difference between the fair value of plan assets and the “projected benefit obligation” (PBO) at the financial statement date. The unrecognized prior service costs, net actuarial gains and accounting transition obligation are reflected as “accumulated other comprehensive income” (OCI). The changes in the plan’s funded status are recognized as charges or credits to “OCI” to the extent that they are not required to be recognized as components of “net periodic pension cost” in net income (see Notes 9 and 15).

Employee Pension Plans – The Company provides pension benefits for substantially all employees through membership in the Co-operative Banks Employees Retirement Association (CBERA). The Plan is accounted for as a multi-employer, noncontributory, defined benefit pension plan. Company employees become eligible after attaining age 21 and completing one year of service, and benefits become fully vested after six years of eligible service. Effective April 1, 2018, future eligibility for new Company employees to participate in the plan was frozen. Effective December 31, 2023, the Plan was frozen and participants no longer accrue additional retirement benefits (see Note 9).

Employee Stock Ownership Plan ("ESOP") – ESOP shares are shown as a reduction of equity and are presented in the consolidated statements of changes in shareholders’ equity as unallocated common stock held by ESOP. Compensation expense for the Company’s ESOP is recorded at an amount equal to the shares committed to be allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the period based upon the Company’s estimate of the number of shares committed to be allocated by the ESOP. When the shares are released, unallocated common stock held by ESOP is reduced by the cost of the ESOP shares released and the difference between the average fair market value and the cost of the shares committed to be allocated by the ESOP is recorded as an adjustment to additional paid-in capital. The loan receivable from the ESOP is not reported as an asset nor is the Company’s guarantee to fund the ESOP reported as a liability on the Company’s consolidated balance sheet. The employees of the Bank are the participants in the ESOP. Dividends paid on unallocated shares are used to repay the loan to the Company.

Advertising Costs – The Company participates in certain advertising activities to attract more customers. The advertising costs of the Company are considered to benefit the period in which they are incurred. It is the Company’s policy to expense all advertising costs in the period incurred and to include them in the operating expense section of the consolidated income statement under the category marketing and charitable contribution expenses. The Company’s advertising expenses were approximately $2.7 million and $2.3 million for the years ended December 31, 2023 and 2022, respectively.

Income Taxes – The Company and its subsidiaries file a consolidated federal income tax return. The Company recognizes certain revenue and expense items in periods which are different for financial accounting purposes than for federal income tax purposes. Deferred income tax assets and liabilities are computed under the liability method based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

In accordance with generally accepted accounting principles, management assesses the likelihood that tax positions taken will be sustained upon examination based on their technical merit, considering the facts, circumstances and information available at the end of each period. The Company recognizes the effects of significant income tax positions taken on tax returns only if the positions are “more likely than not” to be sustained upon examination by the taxing authorities. Positions taken on tax returns that do not meet that threshold are not recognized in the Company’s provisions for income taxes. The measurement of uncertain tax positions is adjusted when new information is available, or when an event occurs that requires a change. The Company’s policy is to analyze its tax positions for all open tax years. Interest and penalties, if any, associated with uncertain tax positions, are classified as additional income tax expense in the consolidated statements of income (see Note 10).

Subsequent events – Management has reviewed all events through the date the audited consolidated financial statements were filed with the SEC and concluded that no other events required any adjustment to the balances presented or disclosure.

Reclassifications – Certain prior period balances in the audited consolidated financial statements may have been reclassified to conform to the current year presentation. These reclassifications had no effect on prior year net income or shareholders’ equity.

Note 2 – Investment Securities

Available for Sale – The amortized cost and estimated fair values of securities classified as available for sale (“AFS”) are as follows:

	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gain	Loss	Fair Value
December 31, 2023
Debt Securities:
U.S. Treasury securities	$66,874	$27	$(2,549)	$64,352
Agency mortgage-backed securities	13,154	5	(1,729)	11,430
Agency collateralized mortgage obligations	2,987	—	(569)	2,418
Corporate bonds	101,244	5	(9,014)	92,235
Municipal obligations	20,010	—	(980)	19,030
Total	$204,269	$37	$(14,841)	$189,465

	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gain	Loss	Fair Value
December 31, 2022
Debt Securities:
U.S. Treasury securities	$111,953	$43	$(5,195)	$106,801
Agency mortgage-backed securities	14,123	3	(1,985)	12,141
Agency collateralized mortgage obligations	3,749	—	(676)	3,073
Corporate bonds	110,886	—	(9,079)	101,807
Municipal obligations	23,313	—	(1,655)	21,658
Total	$264,024	$46	$(18,590)	$245,480

Investment securities with carrying values of $49.6 million as of December 31, 2023 were pledged to secure borrowings with the Federal Reserve Bank (see Note 8). There were no investment securities pledged to secure borrowings with the Federal Reserve Bank as of December 31, 2022.

The Company did not sell any AFS securities during the years ended December 31, 2023 and 2022.

The net unrealized gain (loss) on AFS securities is reported, net of deferred income tax effects, as a separate component of the Company’s shareholders’ equity, “Accumulated Other Comprehensive Income (Loss)”, and approximates the following as of the dates stated:

(In thousands)	December 31, 2023	December 31, 2022
Unrealized losses, net	$(14,804)	$(18,544)
Deferred income tax asset	3,876	4,805
	$(10,928)	$(13,739)

Maturities of Debt Securities – The following is a summary of maturities of securities available for sale as of December 31, 2023. The amortized cost and fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Agency mortgage-backed securities and collateralized mortgage obligations are presented as separate lines as paydowns are expected to occur before contractual maturity dates.

	Available for Sale
	Amortized Cost	Fair Value

(In thousands)
Within one year	$57,476	$56,824
Over one year to five years	95,163	88,905
Over five years to ten years	35,489	29,888
	188,128	175,617
Agency mortgage-backed securities	13,154	11,430
Agency collateralized mortgage obligations	2,987	2,418
	$204,269	$189,465

Credit Loss Evaluation – The following tables present fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated.

		Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
(In thousands)		Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2023	Number of Securities	Losses	Value	Losses	Value	Losses	Value
U.S. Treasuries	15	$(95)	$7,884	$(2,454)	$46,515	$(2,549)	$54,399
U.S. Government Agencies	18	—	—	(1,730)	11,124	(1,730)	11,124
Taxable municipals	5	—	—	(569)	2,418	(569)	2,418
Corporate bonds	33	(1,135)	6,866	(7,879)	78,365	(9,014)	85,231
Mortgage backed securities	13	(181)	1,819	(799)	17,211	(980)	19,030
Total	84	$(1,411)	$16,569	$(13,431)	$155,633	$(14,842)	$172,202

		Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
(In thousands)		Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2022	Number of Securities	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	20	$(47)	$19,958	$(5,148)	$83,759	$(5,195)	$103,717
Agency mortgage-backed securities	25	(263)	2,900	(1,722)	8,932	(1,985)	11,832
Agency collateralized mortgage obligations	6	(54)	1,048	(622)	2,025	(676)	3,073
Corporate bonds	34	(4,332)	44,537	(4,747)	46,270	(9,079)	90,807
Municipal obligations	14	(382)	10,841	(1,273)	10,817	(1,655)	21,658
Total	99	$(5,078)	$79,284	$(13,512)	$151,803	$(18,590)	$231,087

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

As of December 31, 2023 and 2022, the majority of securities in an unrealized loss position were of investment grade; however, a few did not have a third-party investment grade available. These ungraded securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate bonds in the tables above. As of December 31, 2023, 14 securities with a market value of $37.9 million, respectively, did not have a third-party investment grade available. Investment securities with unrealized losses are generally a result of pricing changes due to changes in the interest rate environment since purchase and not as a result of permanent credit loss. The Company does not intend to sell, nor does it believe it will be required to sell, any of its securities prior to the recovery of the amortized cost. Because the declines in fair value are attributable to market changes in interest rates and not due to credit quality, management did not recognize an allowance for credit loss against the Company’s investment portfolio as of December 31, 2023.

Depositors Insurance Fund Stock – The Company holds stock in the Depositors Insurance Fund, as a requirement of membership. The cost of the shares is $139,000, which represents the Company’s interest in the Depositors Insurance Fund, and is not redeemable.

Federal Home Loan Bank Stock – The Company holds stock in the Federal Home Loan Bank of Boston, a regional member of the Federal Home Loan Bank (“FHLB”), as part of the Company’s membership requirements. Based upon the redemption provisions of the FHLB, the stock is restricted, has no quoted market value, and is carried at original cost. The balance in the investment account as of December 31, 2023 and 2022 was  $14.6 million and $13.2 million, respectively. The stock serves as additional collateral on FHLB borrowings, which determines the amount of stock the Company is required to hold.

Federal Reserve Bank Stock – The Company is required to maintain shares in the Federal Reserve Bank for 50% of the total par value in order to meet criteria for membership in the Federal Reserve System. Although the full par value of the stock is $100 per share, the Company is required to pay only $50 per share at the time of purchase with the understanding that the other half of the subscription amount is subject to call at any time. Dividends are paid semi-annually at the statutory rate of 6 percent per annum, or $1.50 per share semi-annually. In addition, Federal Reserve regulations require that the Company purchase additional stock, or that the Federal Reserve System redeem stock, if a change in total deposit liabilities (as reported in the quarterly report of condition) results in a change in the Company’s Federal Reserve Stock holdings requirement by 15 percent or 100 shares, whichever is lower. As of December 31, 2023, the Company held 195,936 shares of stock in the approximate amount of $10.3 million compared to 162,072 shares of stock in the approximate amount of $8.1 million as of December 31, 2022.

Non-Public Investments – Non-public investments consists of the following:

Connecticut On-Line Computer Center, Inc. (“COCC”) – Common and preferred shares of COCC stock are recorded at cost. As of December 31, 2023 and 2022, the Company holds 47 shares of common stock in the amount of $195,000 and 43 shares of common stock in the amount of $175,000, respectively. The Company also holds 5 shares of Series A preferred stock in the amount of $75,000 as of December 31, 2023 and 2022.

Jassby Inc. – Jassby Inc. is a convenient and easy to use app for families with the vision to bring banking and financial services to families and provide App-based banking for generations Z and Alpha. In October 2019, the Company lent Jassby, Inc. $1,000,000 at 5% in the form of a convertible promissory note, which had an original maturity date of December 31, 2021. Due to the occurrence of a private qualifying financing event in February 2020, the promissory note converted to approximately 320,000 shares of Series Seed-1 Preferred Stock in Jassby Inc. The carrying value of this preferred stock as of December 31, 2023 and 2022 was $1,000,000.

Reinventure Capital Fund I LP – During 2022, the Company invested $2,000,000 as a limited partner in the Reinventure Capital Fund to generate alternative investment earnings. In July of 2022, there was a capital distribution of $1,000,000 leaving the Company with a remaining investment (carrying value) of $1,000,000 as of December 31, 2022. During 2023, there was an additional capital call of $500,000 that increased the Company’s investment (carrying value) to $1,500,000 as of December 31, 2023.

LearnLaunch Fund III L.P. – During 2023, the Company invested $455,000 as a limited partner in the LearnLaunch Fund to generate alternative investment earnings. The total commitment to the fund is $650,000, with $455,000 contributed as of December 31, 2023.

Unconsolidated variable interest entities included in non-public investments consist of the following (See Note 22):

Massachusetts Housing Investment Corporation ("MHIC") – The MHIC is a program where the Internal Revenue Service (“IRS”) allocates federal tax credits to state housing credit agencies based on each state’s population. The state agencies award Low Income Housing Tax Credits for Qualified Affordable Housing Projects (“QAHP”). Project sponsors use tax credits to raise equity from investors. The equity investment reduces the debt burden on the tax credit property, making it financially feasible to offer lower, more affordable rental rates to eligible individuals. The participating banks are entitled to certain federal tax credits. As of December 31, 2023 and 2022, the Company is carrying approximately $1,000,000 in the Massachusetts Housing Equity Fund XXII LLC, a QAHP sponsored by the MHIC. The Company holds a 1.15% interest in this partnership as of December 31, 2023. The Company’s accumulated share of losses and tax credits as of December 31, 2023 and 2022 was $662,000.

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

During 2021, through its subsidiary, 1892 Investments, the Company invested $2.5 million in Sunwealth for Project Pool 20. The carrying value of the investment is approximately $1.9 million as of December 31, 2023 compared to $2.3 million as of December 31, 2022. In addition, the Company has made a $2.5 million loan to Holdco to fund the project, which is included in the Company’s construction and industrial loan portfolio as of December 31, 2023 and 2022.

Sunwealth Project Pool 26 LLC – Through its subsidiary, 1892 Investments, in 2022 the Company committed $5.0 million to Sunwealth for Project Pool 26, of which invested $4.2 million (tax basis) was funded towards solar projects during 2022. The carrying value of the investment is approximately $3.4 million as of December 31, 2023 compared to $5.0 million as of December 31, 2022, which includes a refundable advance of $800,000.

Patriot Renewable Energy Capital, LLC (“Patriot Renewables”) – Patriot Renewables is a developer, owner, and operator of commercial-scale wind and solar energy projects. The Company has invested in the below projects through its subsidiary, 1892 Investments.

Bertoline Project – The Company invested $623,000 in the Bertoline Project in 2022 with a total commitment of $656,000. During 2023, the Company invested an additional $26,000. The carrying value of the investment approximates $535,000 and $623,000 as of December 31, 2023 and 2022, respectively.

Maple Crest Project – During 2023, the Company invested $1.0 million towards the Maple Crest Project. The total commitment to this solar project is $5.0 million, with $1.0 million contributed as of December 31, 2023.

Note 3 – Loans Receivable and ACL

All loan and ACL information presented as of and for the year ended December 31, 2023 is in accordance with ASC 326. All loan information presented prior to this period is presented in accordance with previous GAAP. As a result, the presentation of information pre-ASC 326 and post-ASC 326 adoption will not be comparable for most disclosures.

Loans consist of the following as of the dates stated (in thousands):

	December 31, 2023	December 31, 2022
One-to four-family residential	$1,097,475	$932,436
Home equity	97,270	75,226
Residential real estate	1,194,745	1,007,662

Commercial real estate	1,174,020	822,744
Multi-family residential	209,982	189,279
Commercial real estate	1,384,002	1,012,023
Construction and land development	622,713	552,375
Commercial and industrial	487,878	247,361
Commercial	2,494,593	1,811,759

Consumer, net of premium/discount	204,871	196,535

Total loans	3,894,209	3,015,956
Deferred fees, net	(4,930)	(511)
Allowance for credit losses	(32,222)	(25,028)
Net loans	$3,857,057	$2,990,417

Included in the above as of December 31, 2023 is approximately $320.5 million in loans to borrowers in the cannabis industry, of which 80% is collateralized by real estate compared to $58.3 million of cannabis industry loans, of which 91% is collateralized by real estate at December 31, 2022. None of the loans to borrowers in the cannabis industry are collateralized by cannabis.

During the years ended December 31, 2023 and 2022, the Company purchased approximately $34.2 million and $187.3 million, respectively, of consumer loan pools. These purchases included loan pools collateralized by boat and recreational vehicles, automobiles, and solar panels, as well as unsecured home improvement loans. The outstanding balances of these consumer loan pools, shown net of premium (discount) are as follows as of the dates stated (in thousands):

December 31, 2023	Gross Loan	Premium (Discount)	Net Loan
Student loans	$8,989	$49	$9,038
Boat and RV loans	58,483	1,422	59,905
Automobile loans	14,662	—	14,662
Solar panel loans	61,430	(5,443)	55,987
Home improvement loans	53,220	(26)	53,194
Total	$196,784	$(3,998)	$192,786

December 31, 2022	Gross Loan	Premium (Discount)	Net Loan
Student loans	$11,679	$61	$11,740
Boat and RV loans	40,270	925	41,195
Automobile loans	15,498	—	15,498
Solar panel loans	67,994	(5,914)	62,080
Home improvement loans	63,146	(44)	63,102
Total	$198,587	$(4,972)	$193,615

For purposes of the schedules included in this note, the Company classifies multi-family residential loans as commercial real estate.

The following table presents the aging of the amortized cost of loans receivable by loan category as of the date stated (in thousands):

		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
December 31, 2023	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans
Real estate loans:
One-to four-family residential	$1,091,472	$1,903	$—	$—	$4,100	$1,097,475
Home equity	96,327	288	65	—	590	97,270
Commercial real estate	1,380,845	2,735	—	—	422	1,384,002
Construction and land development	622,703	—	—	—	10	622,713
Commercial and industrial	483,737	2	1	—	4,138	487,878
Consumer	198,316	4,009	1,008	—	1,538	204,871
Total	$3,873,400	$8,937	$1,074	$—	$10,798	$3,894,209

						Past Due 90
		30-59	60-89			Days or
	Current	Days	Days	90 Days or	Total	More & Still	Loans on
December 31, 2022	Loans	Past Due	Past Due	More	Loans	Accruing	Nonaccrual
Real estate loans:
One-to four-family residential	$929,323	$1,449	$—	$1,664	$932,436	$—	$5,579
Home equity	74,008	728	490	—	75,226	—	818
Commercial	1,007,110	4,243	—	670	1,012,023	—	670
Construction & land development	552,375	—	—	—	552,375	—	10
Commercial & industrial loans	246,523	38	—	800	247,361	—	5,086
Consumer loans	193,783	1,499	436	817	196,535	—	859
Total	$3,003,122	$7,957	$926	$3,951	$3,015,956	$—	$13,022

The following table presents the amortized cost of nonaccrual loans receivable by loan category as of the date stated (in thousands):

	December 31, 2023			December 31, 2022
				Incurred
	Nonaccrual	Nonaccrual	Total	Loss Model-
	Loans with	Loans with	Nonaccrual	Nonaccrual
	No ACL	an ACL	Loans	Loans
Real estate loans:
One-to four-family residential	$4,100	$—	$4,100	$5,579
Home equity	590	—	590	818
Commercial real estate	422	—	422	670
Construction and land development	10	—	10	10
Commercial and industrial	376	3,762	4,138	5,086
Consumer	1,538	—	1,538	859
Total	$7,036	$3,762	$10,798	$13,022

During the year ended December 31, 2023, the Company reversed $37 thousand of interest income for loans that were placed on non-accrual.

Credit Quality Information

The Company utilizes a nine-grade internal rating system for all loans, except consumer loans, which are not risk rated, as follows:

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

On an annual basis, or more often if needed, the Company reviews the accuracy of risk ratings for all commercial real estate, construction and land development loans, and commercial and industrial loans based on various ongoing performance characteristics and supporting information that is provided from time to time by commercial borrowers. Annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process. The following table presents the amortized cost of loans receivable by internal risk grade by year of origination as of December 31, 2023. Also presented are current period gross charge-offs by loan type and vintage year for the year ended December 31, 2023.

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Residential Real Estate
Grade:
Pass	1-5	$152,824	$272,448	$256,666	$128,181	$78,739	$174,654	$130,256	$1,193,768
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	898	79	977
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Total		$152,824	$272,448	$256,666	$128,181	$78,739	$175,552	$130,335	$1,194,745
Current period gross charge-offs		$—	$—	$—	$—	$—	$379	$—	$379

Commercial Real Estate
Grade:
Pass	1-5	$388,563	$421,419	$81,913	$124,461	$142,092	$179,713	$33,944	$1,372,105
Special Mention	6	—	—	—	—	6,183	5,714	—	11,897
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Total		$388,563	$421,419	$81,913	$124,461	$148,275	$185,427	$33,944	$1,384,002
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Grade:
Pass	1-5	$157,270	$305,558	$127,720	$20,929	$10,333	$—	$893	$622,703
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Total		$157,270	$305,558	$127,720	$20,929	$10,333	$10	$893	$622,713
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade:
Pass	1-5	$58,676	$88,286	$45,960	$8,080	$3,038	$16,178	$258,468	$478,686
Special Mention	6	—	—	250	—	—	475	—	725
Substandard	7	—	—	—	—	119	3,762	4,586	8,467
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Total		$58,676	$88,286	$46,210	$8,080	$3,157	$20,415	$263,054	$487,878
Current period gross charge-offs		$—	$—	$—	$—	$570	$109	$—	$679

Consumer
Grade:
Pass	1-5	$36,453	$83,720	$53,404	$9,826	$10,896	$8,700	$1,872	$204,871
Non-Pass	6-9	—	—	—	—	—	—	—	—
Total		$36,453	$83,720	$53,404	$9,826	$10,896	$8,700	$1,872	$204,871
Current period gross charge-offs		$42	$1,524	$1,163	$311	$219	$221	$7	$3,487

Total Loans
Grade:
Pass	1-5	$793,786	$1,171,431	$565,663	$291,477	$245,098	$379,245	$425,433	$3,872,133
Special Mention	6	—	—	250	—	6,183	6,189	—	12,622
Substandard	7	—	—	—	—	119	4,660	4,665	9,444
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Total		$793,786	$1,171,431	$565,913	$291,477	$251,400	$390,104	$430,098	$3,894,209
Current period gross charge-offs		$42	$1,524	$1,163	$311	$789	$709	$7	$4,545

The following tables present an analysis of the change in the ACL by major loan segment for the period stated (in thousands):

	For the Year ended December 31, 2023
	One-to-Four			Construction
	Family		Commercial	and Land	Commercial and
	Residential	Home Equity	Real Estate	Development	Industrial	Consumer	Unallocated	Total
Balance at December 31, 2022	$3,485	$258	$6,538	$3,846	$8,255	$1,403	$1,243	$25,028
Adjustment to allowance for adoption of ASU 2016-13	266	13	822	(246)	932	615	(1,243)	1,159
Provision for credit losses - ACL	(1,537)	(154)	(1,332)	4,030	2,370	6,280	—	9,657
Charge offs	(379)	—	—	—	(679)	(3,487)	—	(4,545)
Recoveries of loans previously charged off	—	—	48	—	—	875	—	923

Balance at December 31, 2023	$1,835	$117	$6,076	$7,630	$10,878	$5,686	$—	$32,222

Subsequent to the CECL adoption, management refined the modeling assuming and enhanced the CECL calculation, including the reserve for unfunded commitments, specifically regarding the qualitative analysis used in the determination of expected credit losses. The impact of these changes resulted in provisions for credit losses of $333 thousand.

The following table presents the amortized cost of collateral-dependent loans of December 31, 2023 (in thousands):

One-to four-family residential	$977
Construction and land development	10
Commercial and industrial loans	8,443
Total	$9,430

The Company closely monitors the performance of borrowers experiencing financial difficulty to understand the effectiveness of its loan modification efforts. The Company did not modify any loans to borrowers experiencing financial difficulty during the year ended December 31, 2023.

Allowance for Credit Losses – Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for (reversal of) credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of  $6.0 million as of December 31, 2023 is classified separately on the consolidated balance sheet with accrued expenses and other liabilities. There no allowance was for credit losses for unfunded commitments as of December 31, 2022.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the year ended December 31, 2023 (in thousands):

Year Ended
December 31, 2023
Beginning balance	$—
Adjustment to allowance for unfunded commitments for adoption of ASC 326	1,786
Provision for unfunded commitments	4,228
Balance, December 31, 2023	$6,014

Subsequent to the CECL adoption, management refined the modeling assuming and enhanced the CECL calculation, including the reserve for unfunded commitments, specifically regarding the probability of funding assumptions related to unfunded commitments and enhanced the qualitative analysis used in the determination of expected credit losses. The impact of these changes resulted in provisions for credit losses for unfunded commitments of $4.2 million.

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
	One-to Four-
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
(In thousands)
December 31, 2022
Impaired loans with no related allowance recorded:
Real estate:
One-to four-family residential	$1,387	$1,912	$—	$1,387
Home equity	80	80	—	80
Commercial real estate	3,360	9,178	—	3,360
Construction & land development	10	640	—	10
Commercial & industrial	874	2,669	—	874
Consumer	—	—	—	—
Total	5,711	14,479	—	5,711

Impaired loans with an allowance recorded:
Real estate:
One-to four-family residential	422	422	422	—
Home equity	—	—	—	—
Commercial real estate	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	8,247	8,247	4,998	3,249
Consumer	—	—	—	—
Total	8,669	8,669	5,420	3,249

Total impaired loans:
Real estate:
One-to four-family residential	1,809	2,334	422	1,387
Home equity	80	80	—	80
Commercial real estate	3,360	9,178	—	3,360
Construction & land development	10	640	—	10
Commercial & industrial	9,121	10,916	4,998	4,123
Consumer	—	—	—	—
Total impaired loans	$14,380	$23,148	$5,420	$8,960

Additional information about impaired loans is as follows for the period stated (in thousands):

Year Ended
December 31, 2022
Average recorded investment in impaired loans:
Real Estate:
One-to-four family residential	1,633
Home equity	16
Commercial real estate	3,413
Construction and land development	10
Commercial and industrial	8,802
Total	$13,874

Related amount of interest income recognized during the period that the loans were impaired:
Total recognized	$683
Amount recognized using a cash-basis method of accounting	$367

The following table summarizes the carrying balance of troubled debt restructurings (“TDRs”) as of December 31, 2022 (in thousands):

Performing TDRs	$8,304
Nonperforming TDRs	3,762
Total TDRs	$12,066

There were no loans modified as TDRs and no TDRs that defaulted in the first twelve months after restructuring during the year ended December 31, 2022.

The following tables present an analysis of the change in the allowance for loan losses by loan type for the period stated (in thousands):

	For the Year Ended December 31, 2022
	One-to
	Four-
	Family	Home	Commercial	Construction and	Commercial and
	Residential	Equity	Real Estate	Land Development	Industrial	Consumer	Unallocated	Total
Balance, December 31, 2021	$3,016	$175	$4,449	$3,467	$5,749	$109	$1,450	$18,415
Provision for loan losses	471	83	2,041	379	2,506	1,427	(207)	6,700
Charge offs	(35)	—	—	—	—	(287)	—	(322)
Recoveries of loans previously charged off	33	—	48	—	—	154	—	235
Balance, December 31, 2022	$3,485	$258	$6,538	$3,846	$8,255	$1,403	$1,243	$25,028

The following table summarizes the Company’s loans by risk rating category as of the date stated (in thousands):

		Residential
	Risk	Real	Commercial	Construction &	Commercial &		Total
	Rating	Estate	Real Estate	Land Development	Industrial	Consumer	Loans
December 31, 2022

Grade:
Pass	1-5	$1,006,275	$998,788	$552,365	$232,742	$196,535	$2,986,705
Special Mention	6	—	13,235	—	5,474	—	18,709
Substandard	7	1,387	—	—	9,145	—	10,532
Doubtful	8	—	—	10	—	—	10
Loss	9	—	—	—	—	—	—
Total		$1,007,662	$1,012,023	$552,375	$247,361	$196,535	$3,015,956

Note 4 – Mortgage Banking – Loan Sales and Servicing

Mortgage loans sold to and serviced for investors are not included in the accompanying financial statements. The loans serviced for others were sold without recourse provisions. The aggregate outstanding unpaid principal balance of such loans approximates $215.7 million and $231.4 million at December 31, 2023 and 2022, respectively. Gains on loans sold, including recognition of mortgage servicing rights, for the years ended December 31, 2023 and 2022 were approximately $29,000 and $60,000, respectively, and are included in "mortgage banking income" in the noninterest income section in the consolidated statements of income.

The fair value of the rights to service mortgage loans sold is estimated by management using independent market information. This fair value is capitalized and amortized into income in proportion to, and over the period of, estimated net servicing income using the interest amortization method.

The following is a schedule of mortgage servicing assets, including the final carrying value, as of and for the years ended December 31 (in thousands):

	2023	2022
Balance at the beginning of the year	$2,298	$2,735
Servicing obligations that result from transfers of financial assets	25	14
Amortization	(273)	(451)
Balance at the end of the year	$2,050	$2,298

Management has concluded that the fair value of mortgage servicing rights, which is based on market prices for comparable mortgage servicing contracts, exceeds the carrying value. Accordingly, there is no adjustment for impairment.

Note 5 – Premises and Equipment

The following table summarizes the Company’s premises and equipment as of December 31:

(Dollars in thousands)	Expected Useful Lives	December 31, 2023	December 31, 2022
Land		$4,631	$4,631
Land improvements	7-20 years	2,727	2,727
Leasehold improvements	Lease term (including all anticipated extensions)	13,017	12,308
Buildings and improvements	20-50	22,478	21,171
Furniture, fixtures, and equipment	3-10	19,211	18,377
		62,064	59,214
Less accumulated depreciation		(26,533)	(23,870)
Total		$35,531	$35,344

The Company had depreciation expense for the years ended December 31, 2023 and 2022 in the amount of $2.7 million and $2.4 million, respectively.

Note 6 – Lease Commitments

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

The following is a summary of the recorded lease right-of-use assets for all of the above-mentioned lease agreements as of the dates stated (in thousands):

	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$11,540	$11,540
Less accumulated amortization	(992)	(563)
Operating lease right-of-use assets, net	10,548	10,977
Operating lease liabilities	$10,773	$11,049
Weighted average remaining term (years)	19	20
Weighted average discount rate	4.38%	4.38%

The future minimum lease payments under the terms of the above leases at December 31, 2023, along with the recorded present value of the lease obligations, are as follows:

(in thousands)
2024	$765
2025	787
2026	808
2027	825
2028 and thereafter	835
Thereafter	12,846
$16,866
Less unamortized discount	(6,093)
Recorded present value of lease obligations	$10,773

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

Total lease expense for the year ended December 31, 2023 and 2022 approximated $938,000 and $630,000, respectively.

Note 7 – Deposits

A comparative summary of deposits is as follows as of the dates stated:

	December 31, 2023	December 31, 2022

	(In thousands)
Transactional accounts:
Noninterest-bearing demand deposits	$528,409	$445,518
Savings accounts	127,640	163,257
NOW accounts	345,753	408,894
Money market accounts	888,511	659,455
Total transactional accounts	1,890,313	1,677,124

Time deposits
Greater than $250,000	544,246	415,860
Less than or equal to $250,000	952,789	793,759
Total time deposits	1,497,035	1,209,619
Total deposits	$3,387,348	$2,886,743

Contractual maturities of time deposits are as follows (in thousands):

	December 31, 2023	December 31, 2022
Within 1 year	$1,472,067	$1,022,891
Over 1 year to 2 years	13,360	160,545
Over 2 years to 3 years	3,434	11,137
Over 3 years to 4 years	6,159	5,937
Over 4 years to 5 years	2,015	9,109
	$1,497,035	$1,209,619

Included in time deposits less than or equal to $250,000 are brokered certificates of deposit of approximately $183.6 million and $250.0 million as of December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, total deposits related to the cannabis industry are $316.0 million and $234.9 million, or 9.3% and 8.1%, of total deposits, respectively.

There are no customers that exceed 5% of total deposits as of December 31, 2023 and 2022.

Note 8 – Borrowings

Federal Home Loan Bank – Borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally by pledging a specified percentage of the carrying value of owner and non-owner occupied first mortgage loans secured by one to four-family properties and commercial real estate loans, including multifamily loans. The amount of loans pledged was $1.33 billion as of December 31, 2023. Total additional borrowing capacity with the FHLB based upon collateral pledged, approximates $608.6 million at December 31, 2023. Additionally, in order to further secure these borrowings with the FHLB, the Company is also required to invest in the stock of the FHLB.

Maturities on outstanding borrowings from the FHLB are summarized as follows:

	December 31, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Advances maturing within:
One year	$282,503	5.53%	$293,075	4.27%
One to two years	—	—	7	2.80%
Four to five years	560	0.00%	—	—
Five to ten years	275	0.00%	—	—
Total	$283,063	5.53%	$293,082	4.27%

The Company also had a line of credit from the FHLB Ideal Way in the amount of $6.1 million at December 31, 2023 and 2022. The Company has no borrowings outstanding under this line of credit at December 31, 2023 or 2022.

Interest expense on the above FHLB borrowings approximated $14.1 million and $2.9 million for the years ended December 31, 2023 and 2022, respectively.

The Federal Reserve Bank – The Company has a line of credit agreement with the Federal Reserve Bank of Boston for usage of the discount window. The terms of the agreement call for the pledging of certain assets for any and all obligations of the Company under the agreement (see Note 2). As of December 31, 2023 and 2022, there were no borrowings outstanding under this agreement.

Interest Rate Swap Contracts – The Company was party to an International Swap and Derivative Association (“ISDA”) interest rate swap contract of $50.0 million with a financial institution (“counterparty”) to manage its exposure to interest rate changes previously associated with $50.0 million of FHLB borrowings. The swap was modified during 2021 to manage its exposure to interest rates by replacing the FHLB borrowings with $50.0 million of brokered certificates of deposit (representing the notional amount of the swap contract). The swap contract qualified as a cash flow hedge and, accordingly, the Company recorded the fair value of the contract on its consolidated balance sheet as an asset or liability, with an offset to accumulated other comprehensive income (AOCI), net of income tax impacts, and with changes reflected in other comprehensive income. The swap contract matured during April of 2023.

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

As of December 31, 2022, the fair value of the swap contract was estimated to be an asset of approximately $321,000, which was reflected as prepaid expenses and other assets, on the Company’s accompanying consolidated balance sheet. An unrealized gain on the swap contract of approximately $231,000 at December 31, 2022, net of income tax effects, was recorded in AOCI on the consolidated balance sheets at December 31, 2022.

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

The swap agreement resulted in a credit to the Company’s interest expense of approximately $321,000 for the year ended December 31, 2023 (this swap contract matured during April 2023) and a charge to the Company’s interest expense of approximately $496,000 for the year ended December 31, 2022 (included with interest expense on deposits).

Note 9 – Employee Benefits

401(k) Plan – The Company has an employee tax deferred incentive plan (the “401(k) plan”) under which the Company makes voluntary contributions within certain limitations. All employees who meet specified age and length of service requirements are eligible to participate in the 401(k) plan. The amount contributed by the Company is included in salaries and employee benefits expense. The amounts contributed to the 401(k) plan for the years ended December 31, 2023 and 2022 were $2.0 million and $1.9 million, respectively.

Employee Pension Plan – The Company provides pension benefits through a defined benefit plan maintained with CBERA. The Company’s Plan assets and liabilities are pooled together with those of other financial institutions; therefore, the Company is not required to recognize the funded status of the plan on its balance sheet and need only accrue for any quarterly contributions due and payable on demand, or any withdrawal liabilities assessed by CBERA if the Company intended to withdraw from the Plan. Future benefit under the employee pension plan were frozen as of December 31, 2023 and the Company plans on withdrawing from the defined benefit plan maintained with CBERA.

The Company’s participation in the CBERA Plan C defined benefit plan for year ended December 31 is summarized below:

		Pension Protect Act Zone			Bank’s Contributions for
		Status			Year Ended December 31,
				FIP/RP
				Status
		December 31,	December 31,	Pending /			Surcharge
Pension Fund	EIN/Plan Number	2023	2022	Implemented	2023	2022	Imposed
The Defined Benefit Plan (Plan C) of the CBERA Retirement Program	EIN: 04-6035593; Plan No. 334	Green	Green	No	$3,476,667	$2,000,000	No

The Company’s contributions to the Plan in each of the two periods disclosed above exceeded 5% of the total plan contributions.

The Plan’s audited financial statements for the year ended December 31, 2022, indicated total net assets available for benefits of $403.6 million and total contributions from all participating employers of $8.6 million.

Deferred Compensation Plans – During 2014, the Company put into place an unfunded, defined contribution, Non-qualified Deferred Compensation Plan (“Deferred Comp Plan”) for select employees of the Company. The Deferred Comp Plan was provided to key management of the Company and results in 5% - 20% of the employee’s then current base salary being credited to the participant’s account annually, subject to increases based upon increases in annual base compensation and the possibility of additional discretionary contributions. The employees vest at varying dates in accordance with each individual’s deferred compensation participation agreement; however, all key officers will be fully vested upon the attainment of age 65. The obligations under these plans are included in accrued retirement liabilities in the Company’s consolidated balance sheets and approximated $2.4 million and $2.1 million as of December 31, 2023 and 2022, respectively. The expense under these plans (recorded in salaries and employee benefits in the consolidated statements of income) approximated $355,000 and $336,000 for the years ended December 31, 2023 and 2022, respectively.

Long-Term Incentive Plan – In January 2020, the Company put into place a long-term incentive plan for certain members of its management team where benefits are awarded annually on a discretionary basis and cliff vest after three years. Under this plan, individuals are granted “phantom shares” and benefits are accrued based upon the projected growth of the Bank’s capital. The obligations under this plan are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $11.1 million and $4.9 million as of December 31, 2023 and 2022, respectively. The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $7.8 million and $3.3 million for the years ended December 31, 2023 and 2022, respectively. The increase during 2023 was a result of a discretionary increase by the Compensation Committee.

Director Pension Plan – The Company has a director defined benefit pension plan, covering directors who were in service prior to 2023 and have met the plan’s vesting requirements. The Company’s liabilities for the director pension plan are calculated by an independent actuary who used the “projected unit credit” actuarial method to determine the normal cost and actuarial liability.

A comparison of the actuarial estimates of the benefit obligations to the recorded obligations are as follows as of the measurement date, December 31 (in thousands):

	2023	2022
Projected benefit obligations	$(5,744)	$(4,998)
Plan assets at fair value	-	-
Funded status	$(5,744)	$(4,998)

Amounts recognized on the consolidated balance sheet as of December 31 are as follows (in thousands):

	2023	2022
Accrued retirement liabilities	$(5,744)	$4,998
Accumulated other comprehensive loss in equity, before taxes	(1,347)	(1,241)
Net amount recognized	$(7,091)	$3,757

Amounts included in “Accumulated Other Comprehensive Income (Loss)” that have not yet been recognized as components of net periodic pension cost as of December 31 are as follows (in thousands):

	2023	2022
Unrecognized prior service cost	$(258)	$(315)
Unrecognized net loss	(1,089)	(926)
Unrecognized losses included in AOCI	$(1,347)	$(1,241)

The weighted average actuarial assumptions used to determine the director pension plan projected benefit obligations and net periodic pension cost are as follows as of December 31 (in thousands):

	2023	2022
Pre-retirement discount rate for net periodic pension cost	5.03%	2.35%
Pre-retirement discount rate for projected benefit obligation	4.81%	5.03%
Post-retirement discount rate for projected benefit obligation	4.81%	5.03%
Rate of compensation increase	0.00%	0.00%

The components of projected net periodic pension cost for the year ended December 31, 2023 and 2022 are as follows (amortization amounts will be recorded via charges or credits to “other comprehensive income”) (in thousands):

	2023	2022
Benefit obligation at beginning of the year	$4,998	$4,549
Service cost	260	232
Interest cost	261	114
Plan amendments	430	372
Actuarial loss (gain)	244	(30)
Benefits paid	(449)	(239)
Benefit obligation at end of the year	$5,744	$4,998

The following schedule reflects the net periodic pension cost, contributions received, and benefits paid for the year ended December 31:

(In thousands)	December 31, 2023	December 31, 2022
Service cost	$260	$232
Interest cost	261	114
Amortization of net actuarial losses	81	85
Amortization of prior service costs	487	57
Net periodic pension cost	$1,089	$488
Employer contribution	$449	$239
Benefits paid	$449	$239

The Company records an estimate of net periodic pension cost for the director pension plan to accrued retirement liabilities on the consolidated balance sheet on a quarterly basis. Equity adjustments, to accumulated other comprehensive loss, in conjunction with the pension plan are recorded by the Company annually upon receipt of the independent actuarial report.

The following estimated pension benefit payments, which reflect expected future service as appropriate, are expected to be paid over the next ten years (in thousands):

Estimated benefit payments
2024	$480
2025	526
2026	547
2027	528
2028	563
2029 and thereafter	3,682
Total	$6,326

Note 10 – Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Current tax expense
Federal	$5,216	$3,625
State	4,523	3,951
	9,739	7,576

Deferred tax expense (credits)
Federal	(5,704)	(458)
State	(2,016)	(795)
	(7,720)	(1,253)
Total income tax expense	$2,019	$6,323

The Company’s effective tax rate differs from that computed at the statutory federal income tax rate for the years ended December 31 as follows:

	2023	2022
Statutory federal tax rate
Increase (decrease) resulting from:	21.0%	21.0%
State taxes, net of federal tax benefit	6.8	6.9
Tax-exempt income	(0.7)	(0.9)
Disallowed compensation under 162(m)	31.10	-
Federal solar tax credits	(39.8)	(10.1)
Income from bank-owned life insurance	(3.6)	(0.9)
Bargain purchase gain	0.0	(0.9)
Other, net	2.3	2.3
Effective tax rate	17.1%	17.4%

During the year ended December 31, 2023, the Company recognized $5.1 million in investment tax credits and $1.4 million in proportional amortization expense of its carrying basis in non-public investments, both of which are included in the income tax expense line item in the consolidated statements of income.

The Company’s deferred income tax assets and liabilities at December 31 consist of the following:

(In thousands)	2023	2022
Deferred income tax assets:
Allowance for credit losses	$9,058	$7,035
Reserve for off balance sheet commitments	1,691	-
Loan impairment charges	478	491
Director retirement plans	1,236	1,056
Deferred compensation	1,760	1,963
Charitable contribution carryforward	5,363	-
Non-accrual interest on loans	205	184
Unrecognized pension cost on director pension plan	377	348
Unrealized loss on investment securities available for sale	3,876	4,805
Other	55	29
Gross deferred income tax assets	24,099	15,911

Deferred income tax liabilities:
Mortgage servicing rights	(576)	(646)
Depreciation	(1,752)	(1,777)
Unrealized gain on cash flow hedge	-	(90)
Solar tax credit investment	(2,300)	(1,623)
Bargain purchase gain	(345)	(387)
Gross deferred income tax liabilities	(4,973)	(4,523)

Net deferred income tax asset	$19,126	$11,388

Based on the Company’s projected pretax earnings, management believes it is more likely than not that the Company will realize the gross deferred tax assets existing as of December 31, 2023. Therefore, no valuation allowance has been provided. The primary sources of recovery of the gross federal and state deferred tax assets is the expectation that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings. It should be noted, however, that factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income, and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

In the past, the Internal Revenue Code provisions permitted co-operative banks a special bad debt deduction, irrespective of the amounts provided for financial reporting purposes. As a result, the Company's total pre-1988 bad debt reserve for federal income tax purposes approximates $13,806,000 as of December 31, 2023, for which no deferred income tax liabilities have been recognized. Reduction of this amount for purposes other than to absorb bad debt losses would be subject to income taxes.

The Company has not identified any uncertain tax positions requiring accrual or disclosure as of December 31, 2023 and 2022. The Company’s income tax returns are subject to review and examination by federal and state taxing authorities; however, there are currently no examinations for any tax periods in progress. Management of the Company believes it is no longer subject to examination for tax years prior to 2020.

Note 11 – Regulatory Capital Requirements

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

Effective January 1, 2020, the federal banking agencies published a final rule on a Community Bank Leverage Ratio (“CBLR”) Framework that provides a simplified measure of capital adequacy for qualified community banking organizations. Management has determined that the Company meets the standards to qualify under the CBLR framework and opted into this framework for FDIC call reporting purposes during 2020. Under the CBLR framework, a bank that maintains a CBLR of 9% (defined as Tier 1 capital divided by total average assets) is considered to have satisfied its capital requirements, determined to be well-capitalized, and will no longer be required to calculate risk-based capital ratios. As of December 31, 2023 the Bank met the minimum requirement with a CBLR of 13.6%.

As of December 31, 2022, the Company did not meet the requirement for the CBLR framework due to its unfunded loan commitments being over 25.00% of its capital for more than two consecutive quarters. As a result, the Company operated under the risk-based framework for the year ended December 31, 2022. Under this framework, quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Common Equity Tier 1 Capital to Risk-Weighted Assets, and Tier 1 Capital to Total Average Assets (as defined in the regulations). As of December 31, 2022, the Bank was categorized as well capitalized under this regulatory framework for prompt corrective action as presented in the table below (dollars in thousands).

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital	$382,417	11.3%	$271,323	8.0%	$339,153	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	357,389	10.5%	203,492	6.0%	271,323	8.0%
(to Risk-Weighted Assets)
Common Equity Tier 1 Capital	357,389	10.5%	152,619	4.5%	220,450	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	357,389	10.5%	136,311	4.0%	170,389	5.0%
(to Total Average Assets)

The Company’s consolidated capital ratios are consistent with the Bank’s regulatory capital ratios as reported above for December 31, 2023 and 2022.

Note 12 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

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

Financial instruments whose contract amounts represents off-balance sheet credit risk and are not reflected in the Company’s consolidated balance sheets consist of the following at the dates stated:

(In thousands)	December 31, 2023	December 31, 2022
Unused commitments to extend credit	$1,112,931	$723,175
Letters of credit	7,471	6,106

Concentrations of Credit Risk – The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, investment securities, loans receivable, bank owned life insurance, borrowings, deposits and derivative financial instruments.

Cash and Cash Equivalents – The Company’s cash and due from bank accounts are maintained in high credit quality financial institutions. At times, such amounts on deposit at any one financial institution may be in excess of the FDIC insurance limits. As of December 31, 2023, based on bank balances, the Company has no deposits in excess of federal-insured limits.

As of December 31, 2023, the Company has approximately $182.1 million of uninsured investments in Federal Funds sold, which are obligations of the Federal Reserve.

Investment Securities Available for Sale – The Company’s investment securities as of December 31, 2023 consist entirely of debt securities, primarily U.S. Treasury Securities, Corporate Bonds, Municipal Obligations and other Agency Mortgage-Backed Obligations. A full summary of the Company’s investment securities, of approximately $189.5 million as of December 31, 2023 and are classified as available for sale, is presented in Note 2.

Loans Receivable – The Company’s most significant group of assets is its loan portfolio of $3.89 billion, which represents approximately 85% of total assets. The majority of the Company’s loans, 64.0%, are considered commercial loans, with 20 loans comprising 19.2% of the total loan portfolio, and 30.7% are considered residential real estate loans granted to customers in the metro-west area of Boston. Most customers are also depositors of the Bank. Of the unused commitments to extend credit as of December 31, 2023, 39.9% is attributable to relationships with 15 borrowers. The concentrations of credit by type of loan are set forth in Note 3 to these consolidated financial statements.

Bank Owned Life Insurance –  The cash surrender values of bank owned life insurance policies approximate $50.5 million as of December 31, 2023, and relates to policies maintained with four reputable and sound life insurance companies.

Deposits – As of December 31, 2023, $316.0 million (9.33% of total deposits) of the Company’s deposit obligations are with customers in the cannabis industry.

Borrowings – As of December 31, 2023, all of the Company’s borrowings approximating $283.3 million, which is 7.50% of total liabilities, are with the FHLB.

Derivative Financial Instruments – The Company’s derivative contracts, including collateral deposits, are held with several financial institution counterparties. The credit risk of the counterparties is reviewed quarterly to ensure liquidity and capital levels are appropriate to not present increased counterparty risk.

Note 13 – Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company records fair value adjustments to certain assets and liabilities and determines fair value disclosures utilizing a definition of fair value of assets and liabilities that states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is best determined using quoted market prices, however additional considerations are involved to determine the fair value of financial assets in markets that are not active. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available to management. FASB ASC 820, “Fair Value Measurement and Disclosures Topic,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

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

Investment securities – Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds (such as US Treasuries), mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The carrying value of restricted FRB and FHLB stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the following table.

Derivative arrangements – The fair values of derivative arrangements are estimated by the Company using a third-party derivative valuation expert who relies on Level 2 inputs, namely interest cash flow models to determine a fair value by calculating a settlement termination value with the counterparty.

Assets measured and reported at estimated fair value on a recurring basis are summarized below (in thousands):

December 31, 2023	Level 1	Level 2	Level 3	Fair Value
Assets:
Available-for-sale securities
U.S. Treasury securities	$64,352	$—	$—	$64,352
Agency mortgage-backed securities	—	11,430	—	11,430
Agency collateralized mortgage obligations	—	2,418	—	2,418
Corporate bonds	—	82,367	9,868	92,235
Municipal obligations	—	19,030	—	19,030
	$64,352	$115,245	$9,868	$189,465

Derivative assets	$—	$27,769	$—	$27,769

Liabilities:
Derivative liabilities	$—	$27,786	$—	$27,786

December 31, 2022	Level 1	Level 2	Level 3	Fair Value
Assets:
Available-for-sale securities
U.S. Treasury securities	$106,801	$—	$—	$106,801
Agency mortgage-backed securities	—	12,141	—	12,141
Agency collateralized mortgage obligations	—	3,073	—	3,073
Corporate bonds	—	92,807	9,000	101,807
Municipal obligations	—	21,658	—	21,658
	$106,801	$129,679	$9,000	$245,480

Interest rate swap (cash flow hedge)	$—	$321	$—	$321
Derivative assets	$—	$31,483	$—	$31,483

Liabilities:
Derivative liabilities	$—	$31,492	$—	$31,492

The Company purchased $3.0 million in level 3 subordinated debentures during the year ended December 31, 2022. There were no purchases during the year ended December 31, 2023. There were no sales or transfers of level 3 assets during the year ended December 31, 2023 or 2022. The changes in level 3 subordinated debentures during the year ended December 31, 2023 are attributable to total net gains (losses) included in other comprehensive income

The Company may also be required from time to time to measure certain other assets on a non-recurring basis in accordance with generally accepted accounting principles. Any adjustments to fair value usually result in write-downs of individual assets.

Collateral-Dependent Loans – Collateral-dependent loans with specific reserves are carried at fair value, which equals the estimated market value of the collateral less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. A loan may have multiple types of collateral; however, the majority of the Company’s loan collateral is real estate. The value of real estate collateral is generally determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant or the net book value on the applicable borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for credit losses on the consolidated statements of income.

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

The following table summarizes assets measured at fair value on a non-recurring basis:

	December 31, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Collateral-dependent loans	$—	$—	$4,432	$4,432
Mortgage servicing rights	$—	$—	$2,640	$2,640

	December 31, 2022
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Impaired Loans - Pre-ASC 326	$—	$—	$8,960	$8,960
Mortgage servicing rights	$—	$—	$2,781	$2,781

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2023 and 2022, the significant unobservable inputs used in the fair value measurements were as follows:

	Significant	Significant
	Valuation	Observable	Unobservable
December 31, 2023	Technique	Inputs	Inputs
Collateral-dependent loans (previously known as impaired loans)	Appraisal Value/ Comparison Sales	Appraisals and/or sales of comparable properties	Appraisals discounted 5 to 20% for sales commission and other holding costs

Mortgage servicing rights	Discounted Cash Flows	Comparable sales	Weighted average discount rate - 8% Constant prepayment rate – 5%
	Significant	Significant
	Valuation	Observable	Unobservable
December 31, 2022	Technique	Inputs	Inputs
Impaired Loans	Appraisal Value/ Comparison Sales	Appraisals and/or sales of comparable properties	Appraisals discounted 5 to 20% for sales commission and other holding costs

Mortgage servicing rights	Discounted Cash Flows	Comparable sales	Constant prepayment rate - 5% Weighted average discount rate - 8%

Fair Value of Financial Instruments – The following table includes the estimated fair value of the Company’s financial assets and financial liabilities. The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at December 31, 2023 and 2022.

The following tables present the estimated fair values, related carrying amounts, and valuation level of the financial instruments as of the dates stated:

	December 31, 2023
			Fair Value Measurements
	Carrying
(Dollars in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$272,591	$272,591	$272,591	$—	$—
Non-public investments	13,713	13,713	—	—	13,713
Loans receivable, net	3,857,057	3,732,361	—	—	3,732,361
Accrued interest receivable	17,284	17,284	—	17,284	—
Bank owned life insurance ("BOLI")	50,516	50,516	—	50,516	—
Financial Liabilities
Noninterest-bearing demand deposits	$528,409	$528,409	$528,409	$—	$—
Savings, NOW and money markets	1,361,904	1,361,904	—	1,361,904	—
Time deposits	1,497,035	1,495,008	—	—	1,495,008
FHLB borrowings	283,338	283,172	—	283,172	—

	December 31, 2022
			Fair Value Measurements
	Carrying
(Dollars in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$156,545	$156,545	$156,545	$—	$—
Non-public investments	10,592	10,592	—	—	10,592
Loans receivable, net	2,990,417	2,928,734	—	—	2,928,734
Accrued interest receivable	10,837	10,837	—	10,837	—
Bank owned life insurance ("BOLI")	49,006	49,006	—	49,006	—
Financial Liabilities
Noninterest-bearing demand deposits	$445,518	$445,518	$445,518	$—	$—
Savings, NOW and money markets	1,231,606	1,231,606	—	1,231,606	—
Time deposits	1,209,619	1,194,871	—	—	1,194,871
FHLB borrowings	293,082	293,056	—	293,056	—

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

Bank–owned life insurance – Bank-owned life insurance is carried at net cash surrender value of the polices which approximates fair value since that is the approximate liquidation value of these assets.

Deposits – The fair value of deposits with no stated maturity date, such as noninterest-bearing demand deposits, savings, NOW and money market accounts, is based on the carrying value. The fair value of time deposits is based upon the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank borrowings – Fair value is estimated based on discounted cash flows using current market rates for borrowings with similar terms.

Note 14 – Derivatives and Hedging Activities

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

Fair Value Hedges of Interest Rate Risk – The Company is exposed to changes in the fair value of certain of its pools of pre-payable fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swap agreements to manage its exposure to changes in the fair value of these instruments attributable to changes in the designated benchmark interest rate. Interest rate swap agreements designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

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

During September 2021, the Company terminated these last of layer hedges by paying out $2.15 million to the respective third parties. These fees were capitalized into loans receivable and are being amortized against loan income over the contractual lives of the remaining designated residential loans. The unamortized amount of this cost basis adjustment is $1.0 million and $1.2 million at December 31, 2023 and 2022, respectively.

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

The Company executes interest rate swaps and cap agreements with commercial banking customers to facilitate its respective risk management strategies. Those interest rate swap and cap agreements are simultaneously hedged by offsetting interest rate swaps and caps that are executed with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As of December 31, 2023, the Company had 52 interest rate swap agreements with an aggregate notional amount of $338.58 million related to this program. As of December 31, 2022, the Company had 36 interest rate swap agreements and one interest rate cap agreement with an aggregate notional amount of $263.9 million related to this program.

Risk Participation Agreements – Risk Participation Agreements (“RPAs”) are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party.

Under the terms of these agreements, the “participating bank” receives a fee from the “lead bank” in exchange for the guarantee of reimbursement if the customer defaults on an interest rate swap. The interest rate swap is transacted such that any and all exchanges of interest payments (favorable and unfavorable) are made between the lead bank and the customer. In the event that an early termination of the swap occurs, and the customer is unable to make a required close out payment, the participating bank assumes that obligation and is required to make this payment. RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivable from the customer. As of December 31, 2023, the Company had 16 RPAs with an aggregate notional amount of $44.5 million related to this program compared to 8 RPAs with an aggregate notional amount of $31.4 million as of December 31, 2022. These RPAs all represent “participations-in” and generally have terms ranging from five to ten years.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet – The table below presents the fair value of the Company’s derivative financial instruments not designated as hedging instruments, as well as their classification on the consolidated balance sheets as of the dates stated (in thousands):

	Asset	Liability
December 31, 2023	Derivatives (1)	Derivatives (2)
Derivatives not designated as hedging instruments:
Interest rate products	$27,769	$27,769
RPA credit contracts	—	17
Total derivatives not designated as hedging instruments	$27,769	$27,786

December 31, 2022
Derivatives not designated as hedging instruments:
Interest rate products	$31,483	$31,483
RPA credit contracts	—	9
Total derivatives not designated as hedging instruments	$31,483	$31,492
(1)	Recorded in prepaid expenses and other assets on the consolidated balance sheets
(2)	Recorded in accrued expenses and other liabilities on the consolidated balance sheets

The table below presents the financial impact of the Company’s derivative financial instruments not designated as hedges in the consolidated statements of income, caused by changes in fair value and default termination fees paid on the swap arrangements for the year ended December 31 (in thousands):

	Location of Gain or (Loss)
	Recognized	Year ended December 31
	in Income on Derivative	2023	2022
Derivatives Not Designated as Hedging Instruments:
RPA credit contracts-fair value adjustments	Other non-interest income	$(8)	$19

Swap contract fees, net of brokerage costs, recognized in earnings on the above noted interest rate products and RPA contracts approximated $2.2 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults (or is capable of being declared in default) on any of its indebtedness, then the Company could also be declared in default on its derivative obligations, and it could be required to terminate its derivative positions with the counterparty. The Company also has agreements with certain of its derivative counterparties that contain a provision whereby if the counterparty fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. In order to mitigate counterparty default risk in conjunction with these interest rate products and RPA credit contracts, the Company was required to maintain collateral deposit accounts with the counterparties to these agreements in amounts of $9.1 million and $8.6 million at December 31, 2023 and 2022.

Note 15 – Other Comprehensive Income

The components of the Company’s “Accumulated Other Comprehensive Income”, along with the changes during the dates stated (net of deferred income tax effects), are as follows (in thousands):

	Unrealized Gain	Director	Unrealized Gain	Total Accumulated
	(Loss) on AFS	Pension	(Loss) on Cash	Other Comprehensive
	Securities	Plan	Flow Hedge	Income (Loss)
Balances at December 31, 2021	$(639)	$(749)	$(884)	$(2,272)
Other comprehensive (losses) income, net of taxes	(13,100)	(144)	1,115	(12,129)
Balances at December 31, 2022	$(13,739)	$(893)	$231	$(14,401)
Other comprehensive income (losses), net of taxes	2,811	(76)	(231)	2,504
Balances at December 31, 2023	$(10,928)	$(969)	$—	$(11,897)

The following table presents a reconciliation of the changes in the components of “other comprehensive income” and the reclassifications out of “accumulated other comprehensive income” (in thousands):

		Tax
	Before-Tax	(Expense)	After-Tax
Year Ended December 31, 2023	Amount	Benefit	Amount
Unrealized Gains on AFS Securities:
Unrealized holding gains arising during the year	$3,740	$(929)	$2,811

Unrecognized Pension Losses from Director Pension Plan:
Net actuarial losses arising during the year	(244)	69	(175)
New prior service costs related to plan amendments	(430)	123	(307)
Reclassification adjustments into net periodic pension cost:
Amortization of prior service costs	487	(139)	348
Amortization of net actuarial losses	81	(23)	58
Net change in unrecognized pension cost	(106)	30	(76)

Unrealized Losses on Cash Flow Hedge:
Unrealized holding losses arising during the year	(321)	90	(231)

Total other comprehensive income	$3,313	$(809)	$2,504

		Tax
	Before-Tax	(Expense)	After-Tax
Year Ended December 31, 2022	Amount	Benefit	Amount
Unrealized Losses on AFS Securities:
Unrealized holding losses arising during the year	$(17,657)	$4,557	$(13,100)

Unrecognized Pension Losses from Director Pension Plan:
Net actuarial gains arising during the year	30	(8)	22
New prior service costs related to plan amendments	(372)	104	(268)
Reclassification adjustments into net periodic pension cost:
Amortization of prior service costs	57	(16)	41
Amortization of net actuarial losses	85	(24)	61
Net change in unrecognized pension cost	(200)	56	(144)

Unrealized Gains on Cash Flow Hedge:
Unrealized holding gains arising during the year	1,548	(433)	1,115

Total other comprehensive loss	$(16,309)	$4,180	$(12,129)

Note 16 – Transactions with Officers and Directors

The Company has banking transactions with certain of its officers and directors. These transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not deemed related parties to the Company and did not involve more than the normal risk of collectability or present other unfavorable features.

The following table presents loan transactions with such related parties as of December 31 (in thousands):

	2023	2022
Balance at beginning of the year	$2,245	$2,683
New loans	3,150	—
Repayments	(2,002)	(438)
Balance at the end of the year	$3,393	$2,245

The Bank held related party deposits of approximately $1.6 million and $3.0 million as of December 31, 2023 and 2022, respectively.

Note 17 – Earnings Per Share (“EPS)

Basic EPS represents net income available to common shareholders divided by the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the year, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. There were no securities that had a dilutive effect during the year ended December 31, 2023, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Earnings per share data is not applicable for the years ended December 31, 2022 as the Company had no shares outstanding.

(Dollars in thousands, except per share data)	For the Year Ended December 31, 2023
Net income applicable to common shares	$9,825

Average number of common shares outstanding	42,705,729
Less: average unallocated ESOP shares	(687,500)
Average number of common shares outstanding used to calculate basic EPS	42,018,229
Common stock equivalents	-
Average number of common shares outstanding used to calculate diluted EPS	42,018,229
Earnings per common share:
Basic and diluted	$0.23

Note 18 – Parent Company Only Financial Information

The following information presents the condensed balance sheet of NB Bancorp, Inc. as of December 31, 2023 (in thousands).

December 31,
2023
Assets
Cash and cash equivalents	$207,685
Investment in consolidated subsidiary	576,480
Total assets	784,165
Liabilities and Shareholders' Equity
Other liabilities	26,206
Total shareholders' equity	757,959
Total liabilities and shareholders' equity	$784,165

The following information presents the statement of income and statement of cash flows of NB Bancorp, Inc. for the year ended December 31, 2023 (in thousands).

Year ended
December 31,
2023
Interest income	$233
Charitable contribution expense	19,082
Other expenses	30
Loss before income taxes and equity in undistributed net income of subsidiary	(18,879)
Income taxes	5,318
Loss before equity in undistributed net income of subsidiary	(13,561)
Equity in undistributed net income of subsidiary	23,386
Net income	$9,825

Year ended
December 31,
2023
Cash flows from operating activities:
Net income	$9,825
Adjustments to reconcile net income to net cash used in operating activities:
Changes in other liabilities	26,206
Equity in undistributed net income of subsidiary	(23,386)
Net cash used in operating activities	12,645
Cash flows from investing activities:
Investment in Needham Bank	(208,643)
Net cash used in investing activities	(208,643)
Cash flows from financing activities:
Net proceeds from stock offering and issuance of common shares	417,457
Purchase of common shares by the ESOP	(13,774)
Net cash provided by financing activities:	403,683
Net increase in cash and cash equivalents	207,685
Cash and cash equivalents at beginning of the period	-
Cash and cash equivalents at end of the period	$207,685

Note 19 – Litigation Matters

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, at December 31, 2023, will not have a material effect on the Company’s consolidated financial statements.

Note 20 – Purchase and Assumption Agreement

On January 14, 2022, Needham Bank entered into a purchase and assumption agreement with Eastern Bank for the transfer of Eastern Bank’s cannabis and money service banking businesses. As part of the agreement, customer relationships transitioned to Needham Bank on April 1, 2022. The Eastern Bank team that served this customer base transitioned to Needham Bank and are now employed at the Company’s new branch location in Medford, therefore the Company treated this as a business combination. Approximately $297.7 million in deposits transitioned from Eastern Bank to Needham Bank. Also, as a result of this transaction Needham Bank recognized a core deposit intangible of approximately $1.5 million as well as a corresponding after-tax bargain purchase gain of approximately $1.1 million. The core deposit intangible is being amortized over a 10-year period resulting in amortization expense of $149,000 and $112,000 during the years ended December 31, 2023 and 2022, respectively.

Note 21 – Employee Retention Tax Credit Claims

The CARES Act provided for an Employee Retention Tax Credit (“ERTC”), which is a broad-based refundable payroll tax credit that incentivized businesses to retain employees on the payroll during the COVID-19 pandemic. The ERTC is a credit against certain employment taxes of up to $5,000 per employee for eligible employers based on certain wages paid after March 12, 2020 through December 31, 2020. In 2021, the ERTC increased to up to $7,000 for each quarter, equal to 70% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee per quarter. The ERTC terminated effective September 30, 2021.

During the first quarter of 2023, the Company made a determination that it was eligible to claim Employee Retention Tax Credits (“ERTC”) in the form of refunds based on the significant adverse financial impacts of the COVID-19 pandemic. As a result, during 2023 the Company filed amended employment tax returns for certain periods in 2021 to claim refunds related to the ERTC in the approximate amount of $3.5 million. Eligibility and qualification to file a claim for the ERTC is self-determined. Regardless of whether ERTC claims are pending payment by the IRS or have already been received by the taxpayer, Congress has extended the time by which the IRS could audit ERTC claims from three years to five years.

Note 22 – Variable Interest Entities (“VIE”)

The Company makes equity investments in various entities that are considered VIEs, as defined by GAAP. A VIE typically does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The Company’s variable interest arises from contractual, ownership or other monetary interests in the entity, which change with fluctuations in the fair value of the entity's net assets. The Company consolidates a VIE if it is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary of a VIE if its variable interest provides it with the power to direct the activities that most significantly impact the VIE and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to the VIE. To determine whether or not a variable interest held could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE. The Company assesses whether or not it is the primary beneficiary of a VIE on an ongoing basis.

Unconsolidated Variable Interest Entities

Low Income Housing Tax Credit (“LIHTC”) Partnerships

Through designated wholly-owned subsidiaries, Needham Bank makes equity investments as a limited partner in various partnerships that sponsor affordable housing projects utilizing the LIHTC. The purpose of these investments is to achieve a satisfactory return on capital and to support the Company’s community reinvestment initiatives. LIHTC partnerships are managed by unrelated general partners that have the power to direct the activities which most significantly affect the performance of the partnerships. The Company is therefore not the primary beneficiary of any LIHTC partnerships. Accordingly, the Company does not consolidate these VIEs and accounts for these investments in non-public investments on the consolidated balance sheets.

The Company accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense.

Renewable Energy Tax Credit Investments

The Company invests in renewable energy tax credits, through its wholly-owned subsidiary, 1892 Investments, whereby the Company contributes capital to the energy providers as a non-managing member in return for income tax credits. The purpose of these investments is to achieve a satisfactory return on capital and to support clean-energy initiatives. These entities are considered VIEs as the Company’s subsidiaries represent the holders of the equity investments at risk, but do not have the ability to direct the activities that most significantly affect the performance of the entities. Accordingly, the Company does not consolidate these VIEs and accounts for these investments in non-public investments on the consolidated balance sheets. The Company accounts for all qualifying renewable energy tax credit investments under the proportional amortization method. Under this method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense.

Note 23 – Recently Issued Accounting Pronouncements

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

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)”. This ASU amends the FASB Accounting Standards Codification for SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2023-03 to have a material impact on its consolidated financial statements.

In November 2023, the FASB amended ASC 2023-07, "Segment Reporting (Topic 280)" to improve disclosures about a public entity's reportable segments and provide more detailed information about a reportable segment's expense. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to improve the transparency of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.      Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out as of December 31, 2023 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report.  The Company's Chief Executive Officer and Chief Financial Officer concluded that based on their evaluation at December 31, 2023, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)      Report of Management on Internal Control over Financial Reporting:  The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2023 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Form 10-K.

(c)      Changes in Internal Controls: There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.      Other Information

During the fourth quarter of 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 9C.      Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

ITEM 10.      Directors, Executive Officers and Corporate Governance

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on the Company’s website at nbbancorp.com under “Governance.”

The information called for by this item is incorporated herein by reference to the material under the captions Proposal I – Election of Directors in the Company’s definitive proxy statement relating to its 2024 annual meeting of shareholders to be held on May 22, 2024 (the “Proxy Statement”).

ITEM 11.      Executive Compensation

The information called for by this item is incorporated herein by reference to the material under the captions Proposal I – Election of Directors – Executive Compensation in the Proxy Statement.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the material under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13.      Certain Relationships and Related Transactions and Director Independence

The information called for by this item is incorporated herein by reference to the material under the captions “Proposal I – Election of Directors – Transactions with Certain Related Persons,” “– Board Independence” and “– Meetings and Committees of the Board of Directors” in the Proxy Statement.

ITEM 14.      Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to the material under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.      Exhibits and Financial Statement Schedules

(a)(1)Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of December 31, 2023 and 2022

(C)	Consolidated Statements of Income for the years ended December 31, 2023 and 2022

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022

(E)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

(G)	Notes to Consolidated Financial Statements.

(a)(2)Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)Exhibits

3.1	Articles of Incorporation of NB Bancorp, Inc. (1)

3.2	Bylaws of NB Bancorp (1)

4	Form of Common Stock Certificate of NB Bancorp (1)

4.2	Description of NB Bancorp, Inc. Common Stock

10.1	Employment Agreement between Needham Bank and Joe Campanelli (1)

10.2	Employment Agreement between Needham Bank and Salvatore Rinaldi (1)

10.3	Change in Control Agreement between Needham Bank and Margaret Watson

10.4	Needham Bank Nonqualified Deferred Compensation Plan (1)

10.5	Needham Bank Nonqualified Deferred Compensation Plan for Officers (1)

10.6	Needham Bank Long-Term Incentive Plan (1)

10.7	Needham Bank Amended and Restated Director Retirement Plan(1)

10.8	Change in Control Agreement with JP Lapointe (2)

21	Subsidiaries (1)

23.1	Consent of Elliott Davis, PLLC, Independent Registered Public Accounting Firm

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	NB Bancorp, Inc. Clawback Policy
(1)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-272567), filed June 9, 2023.
(2)	Incorporated by reference to the Current Report on Form 8-K filed on February 6, 2024.

ITEM 16.      Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NB BANCORP, INC.

Date: March 28, 2024	By:	/s/ Joseph P. Campanelli
Joseph P. Campanelli President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joseph P. Campanelli	Director, Chair, President and Chief Executive	March 28, 2024
Joseph P. Campanelli	Officer and (Principal Executive Officer)

/s/ Jean-Pierre Lapointe	Executive Vice President and Chief Financial	March 28, 2024
Jean-Pierre Lapointe	Officer (Principal Financial Officer)

/s/ Paul Ayoub	Director	March 28, 2024
Paul Ayoub

/s/ William Darcey	Director	March 28, 2024
William Darcey

/s/ Susan Elliott	Director	March 28, 2024
Susan Elliott

/s/ Angela D. Jackson	Director	March 28, 2024
Angela D. Jackson

/s/ Christopher Lynch	Director	March 28, 2024
Christopher Lynch

/s/ Joseph R. Nolan, Jr.	Director	March 28, 2024
Joseph R. Nolan, Jr.

/s/ Francis X. Orfanello	Director	March 28, 2024
Francis X. Orfanello

/s/ Hope E. Pascucci	Director	March 28, 2024
Hope E. Pascucci

/s/ Muhammad Raza	Director	March 28, 2024
Muhammad Raza

/s/ Mark Whalen	Director	March 28, 2024
Mark Whalen