Form 10-Q
period 2024-03-31
NB Bancorp, Inc.
filed 2024-05-10
CIK 1979330

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

(781) 444-2100

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	NBBK	The NASDAQ Stock Market, LLC
(Title of each class to be registered)	(Ticker Symbol)	(Name of each exchange on which each class is to be registered)

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

As of May 7, 2024, 42,705,729 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

NB Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

NB Bancorp, Inc., a Maryland corporation (the “Company” or the “Registrant”), was formed on June 7, 2023 to serve as the bank holding company for Needham Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion, which was consummated on December 27, 2023. Financial and other information prior to and including December 27, 2023 included in this Quarterly Report is for the Bank.

Part I. – Financial Information

Item 1. Financial Statements

NB Bancorp, Inc.
Consolidated Balance Sheets
March 31, 2024 (Unaudited) and December 31, 2023
(in thousands except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Cash and due from banks	$163,657	$90,485
Federal funds sold	151,374	182,106
Total cash and cash equivalents	315,031	272,591

Available-for-sale securities, at fair value	207,169	189,465

Loans receivable	3,954,623	3,889,279
Allowance for credit losses	(34,306)	(32,222)
Net Loans	3,920,317	3,857,057

Accrued interest receivable	17,843	17,284
Banking premises and equipment, net	35,106	35,531
Federal Home Loan Bank stock, at cost	4,357	14,558
Federal Reserve Bank stock, at cost	10,319	10,323
Non-public investments	13,619	13,852
Bank-owned life insurance ("BOLI")	50,917	50,516
Prepaid expenses and other assets	56,289	53,109
Deferred income tax asset, net	19,052	19,126
Total assets	$4,650,019	$4,533,412

Liabilities and shareholders' equity

Deposits	$3,772,053	$3,387,348
Mortgagors' escrow accounts	4,300	4,229
FHLB borrowings	60,837	283,338
Accrued expenses and other liabilities	60,760	81,325
Accrued retirement liabilities	18,231	19,213
Total liabilities	3,916,181	3,775,453

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized; 42,705,729 shares issued and outstanding	427	427
Additional paid-in capital	416,812	417,030
Unallocated common shares held by the Employee Stock Ownership Plan	(46,590)	(13,774)
Retained earnings	374,874	366,173
Accumulated other comprehensive loss	(11,685)	(11,897)
Total shareholders' equity	733,838	757,959
Total liabilities and shareholders' equity	$4,650,019	$4,533,412

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Income
(Unaudited - Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$64,000		$43,760
Interest on investments securities	1,279		1,117
Interest on cash equivalents and other	2,914		1,140
Total interest and dividend income	68,193		46,017

INTEREST EXPENSE
Interest on deposits	28,217		12,293
Interest on borrowings	1,343		2,506
Total interest expense	29,560		14,799

NET INTEREST INCOME	38,633		31,218

PROVISION FOR CREDIT LOSSES
Provision for credit losses - loans	3,890		2,072
Provision for credit losses - unfunded commitments	539		—
Total provision for credit losses	4,429		2,072

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	34,204		29,146

NON INTEREST INCOME
Customer service fees	1,880		1,696
Increase in cash surrender value of BOLI	401		371
Mortgage banking income	110		230
Swap contract income	487		107
Employee retention credit income	—		3,452
Other income	623		11
	3,501		5,867

NON INTEREST EXPENSES
Salaries and employee benefits	17,560		14,977
Director and professional service fees	1,908		1,664
Occupancy and equipment expenses	1,336		1,375
Data processing expenses	1,995		1,717
Marketing and charitable contribution expenses	742		1,190
FDIC and state insurance assessments	361		692
General and administrative expenses	1,663		1,417
	25,565		23,032

INCOME BEFORE TAXES	12,140		11,981

INCOME TAXES	3,439		3,229

NET INCOME	$8,701		$8,752

Weighted average common shares outstanding, basic	39,689,644		N/A
Weighted average common shares outstanding, diluted	39,689,644		N/A
Earnings per share, basic	$0.22	$	N/A
Earnings per share, diluted	$0.22	$	N/A

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited - Dollars in thousands)

	For the Three Months Ended
	March 31,
	2024	2023
NET INCOME	$8,701	$8,752

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net change in fair value of available-for-sale securities	212	1,283
Net change in fair value of cash flow hedge	—	(195)
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX:	212	1,088
TOTAL COMPREHENSIVE INCOME, NET OF TAX	$8,913	$9,840

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited - Dollars in thousands)

	Shares of			Unallocated		Accumulated
	Common		Additional	Common		Other
	Stock		Paid-In	Stock Held by	Retained	Comprehensive
	Outstanding	Common Stock	Capital	ESOP	Earnings	Income (Loss)	Total
Balance, December 31, 2022	—	$—	$—	$—	$358,466	$(14,401)	$344,065
Adoption of ASU 2016-13	—	—	—	—	(2,118)	—	(2,118)
Net income	—	—	—	—	8,752	—	8,752
Other comprehensive income, net of tax	—	—	—	—	—	1,088	1,088
Balance, March 31, 2023	—	$—	$—	$—	$365,100	$(13,313)	$351,787

Balance, December 31, 2023	42,705,729	$427	$417,030	$(13,774)	$366,173	$(11,897)	$757,959
Net income	—	—	—	—	8,701	—	8,701
Other comprehensive income, net of tax	—	—	—	—	—	212	212
Costs from stock offering and issuance of common shares	—	—	(225)	—	—	—	(225)
Purchase of common shares held by ESOP (2,416,458 shares)	—	—	—	(33,397)	—	—	(33,397)
ESOP shares committed to be released (42,121 shares)	—	—	7	581	—	—	588
Balance, March 31, 2024	42,705,729	$427	$416,812	$(46,590)	$374,874	$(11,685)	$733,838

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited - Dollars in thousands)

	For the Three Months Ended
	March 31, 2024	March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,701	$8,752
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of available-for-sale securities	(45)	(26)
Amortization of core deposit intangible	37	37
Provision for credit losses	4,429	2,072
Loan hedge fair value adjustments, including amortization	27	35
Change in net deferred loan origination fees	261	1,050
Depreciation and amortization expense	695	691
Increase in cash surrender values of BOLI	(401)	(371)
Deferred income tax benefit	(9)	(10)
ESOP expense	588	—
Changes in operating assets and liabilities:
Accrued interest receivable	(559)	(820)
Prepaid expenses and other assets	(3,217)	2,069
Accrued expenses and other liabilities	(21,104)	(4,879)
Accrued retirement liabilities	(982)	(274)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(11,579)	8,326

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and purchases, net of repayments	(67,574)	(200,286)
Purchases of available-for-sale securities	(23,860)	(26,725)
Proceeds from maturities, calls and paydowns of available-for-sale securities	6,496	29,027
Redemptions of Federal Home Loan Bank stock, net	10,201	5,320
Redemptions (purchases) of Federal Reserve stock, net	4	(569)
Recoveries of loans previously charged off	136	309
Net change in non-public investments	233	418
Purchases of banking premises and equipment	(270)	(1,390)

NET CASH USED IN INVESTING ACTIVITIES	(74,634)	(193,896)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	384,705	254,096
Net costs from stock offering and issuance of common shares	(225)	—
Purchase of common shares held by ESOP	(33,397)	—
Net change in mortgagors' escrow accounts	71	(197)
Decrease in FHLB borrowings, net	(222,501)	(133,003)

NET CASH PROVIDED BY FINANCING ACTIVITIES	128,653	120,896

NET CHANGE IN CASH AND CASH EQUIVALENTS	42,440	(64,674)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	272,591	156,545

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$315,031	$91,871

Supplemental disclosure of cash paid during the period for:
Interest	$30,334	$27,473
Income taxes	$2,020	$1,610

Supplemental disclosure of non-cash transactions:
Cumulative effect adjustment of adoption of ASC 326, net of income taxes	$—	$2,118
Unrealized gains on available-for-sale securities	295	1,713
Unrealized holding losses on cash flow hedge	—	(271)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Conversion

Effective December 27, 2023, NB Financial, MHC (the “MHC”), the former mutual holding company of Needham Bank (the “Bank”) and the predecessor to, NB Bancorp, Inc. (the “Company”) consummated its mutual to stock conversion and the Company consummated its related stock offering. In the offering, the Company sold 40,997,500 shares of common stock, par value $0.01 per share, at a per share price of $10.00 for gross offering proceeds of $410.0 million. Additionally, the Company contributed 1,708,229 shares and $2.0 million in cash to the Needham Bank Charitable Foundation (the “Foundation”). The shares of the Company’s common stock sold in the offering began trading on The Nasdaq Capital Market on December 28, 2023 under the symbol “NBBK.”

In connection with the conversion, liquidation accounts were established by the Company and the Bank in an aggregate amount equal to (i) the MHC’s ownership interest in the shareholders’ equity of NB Financial, Inc. as of the date of the latest statement of financial condition included in the Company’s definitive prospectus dated October 12, 2023, plus (ii) the value of the net assets of the MHC as of the date of the MHC’s latest statement of financial condition before the consummation of the Conversion (excluding the MHC’s ownership interest in NB Financial, Inc.).

Each eligible account holder and supplemental eligible account holder is entitled to a proportionate share of the liquidation accounts in the unlikely event of a liquidation of (i) the Company and the Bank or (ii) the Bank, and only in such events. This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after conversion in the related deposit balance.

The Bank may not pay a dividend on its capital stock if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements.

Note 2 – Basis of Presentation

The Company’s accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements of NB Bancorp, Inc. (referred to herein as the “Company," “we,” “us,” or “our”) include the balances and results of operations of the Company and the Bank, its wholly-owned subsidiary, as well as the Bank’s wholly-owned subsidiaries, Needco-op Investment Corporation, Inc., 1892 Investments LLC and Eaton Square Realty LLC. Intercompany transactions and balances are eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2024 and the results of operations and cash flows for the interim periods ended March 31, 2024 and 2023. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 and accompanying notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The Company qualifies as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012 and has elected to defer the adoption of new or revised accounting standards until the nonpublic company effective dates. As such, the Company will adopt standards on the nonpublic company effective dates until such time that we no longer qualify as an EGC.

Certain previously reported amounts have been reclassified to conform to the current period’s presentation.

Note 3 – Investment Securities

The Company's available-for-sale securities are carried at fair value. For available-for-sale securities in an unrealized loss position, management will first evaluate whether there is intent to sell, or if it is more likely than not that the Company will be required to sell a security prior to anticipated recovery of its amortized cost basis. If either of these criteria are met, the Company will record a write-down of the security's amortized cost basis to fair value through income. For those available-for-sale securities which do not meet the intent or requirement to sell criteria, management will evaluate whether the decline in fair value is a result of credit related matters or other factors. In performing this assessment, management considers the creditworthiness of the issuer including whether the security is guaranteed by the U.S. Federal Government or other government agency, the extent to which fair value is less than amortized cost, and changes in credit rating during the period, among other factors. If this assessment indicates the existence of credit losses, the security will be written down to fair value, as determined by a discounted cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and is recognized in earnings.

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the uncollectibility of a security is confirmed, or when either of the aforementioned criteria surrounding intent or requirement to sell have been met.

Investments in securities have been classified on the consolidated balance sheets according to management’s intent. The following tables summarize the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses at the dates indicated:

	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gain	Loss	Credit Losses	Fair Value

March 31, 2024	(in thousands)
Available-for-Sale Debt Securities:
U.S. Treasury securities	$79,796	$1	$(2,375)	$—	$77,422
U.S. Government agencies	3,998	1	—	—	3,999
Agency mortgage-backed securities	12,792	3	(1,870)	—	10,925
Agency collateralized mortgage obligations	2,849	1	(590)	—	2,260
Corporate bonds	103,235	11	(8,760)	—	94,486
Municipal obligations	19,008	—	(931)	—	18,077
Total	$221,678	$17	$(14,526)	$—	$207,169

	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gain	Loss	Credit Losses	Fair Value

December 31, 2023	(in thousands)
Available-for-Sale Debt Securities:
U.S. Treasury securities	$66,874	$27	$(2,549)	$—	$64,352
Agency mortgage-backed securities	13,154	5	(1,729)	—	11,430
Agency collateralized mortgage obligations	2,987	—	(569)	—	2,418
Corporate bonds	101,244	5	(9,014)	—	92,235
Municipal obligations	20,010	—	(980)	—	19,030
Total	$204,269	$37	$(14,841)	$—	$189,465

The Company did not record a provision for estimated credit losses on any available-for-sale securities for the three months ended March 31, 2024. Excluded from the table above is accrued interest on available-for-sale securities of $1.5 million and $1.2 million at March 31, 2024 and December 31, 2023, respectively, which is included within accrued interest receivable on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on available-for-sale securities for the three months ended March 31, 2024. No securities held by the Company were delinquent on contractual payments at March 31, 2024, nor were any securities placed on non-accrual status for the three months then ended.

The following is a summary of actual maturities of certain available-for-sale securities as of March 31, 2024. The amortized cost and fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Agency mortgage-backed securities and collateralized mortgage obligations are presented as separate lines as paydowns are expected to occur before contractual maturity dates.

	Available-for-Sale
	Amortized Cost	Fair Value

	(in thousands)

Within one year	$71,869	$71,483
Over one year to five years	98,678	92,531
Over five years to ten years	35,490	29,970
	206,037	193,984
Agency mortgage-backed securities	12,792	10,925
Agency collateralized mortgage obligations	2,849	2,260
	$221,678	$207,169

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of securities during the three months ended March 31, 2024 and 2023.

The carrying value of securities pledged to secure borrowings from the Federal Reserve Bank was $50.9 million and $49.6 million as of March 31, 2024 and December 31, 2023, respectively.

The following tables present fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated.

		Less than 12 Months		12 Months or More		Total

		(Dollars in thousands)
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2024	Number of Securities	Losses	Value	Losses	Value	Losses	Value
U. S. Treasuries	19	$(23)	$27,816	$(2,352)	$44,632	$(2,375)	$72,448
U.S. Government Agencies	0	—	—	—	—	—	—
Agency mortgage-backed securities	19	—	55	(1,870)	10,639	(1,870)	10,694
Agency collateralized mortgage obligations	5	—	—	(590)	2,260	(590)	2,260
Corporate bonds	32	(1,135)	6,866	(7,625)	75,610	(8,760)	82,476
Municipal obligations	12	(183)	1,817	(748)	16,260	(931)	18,077
Total	87	$(1,341)	$36,554	$(13,185)	$149,401	$(14,526)	$185,955

		Less than 12 Months		12 Months or More		Total

		(Dollars in thousands)
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2023	Number of Securities	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	15	$(95)	$7,884	$(2,454)	$46,515	$(2,549)	$54,399
Agency mortgage-backed securities	18	—	—	(1,729)	11,124	(1,729)	11,124
Agency collateralized mortgage obligations	5	—	—	(569)	2,418	(569)	2,418
Corporate bonds	33	(1,135)	6,866	(7,879)	78,365	(9,014)	85,231
Municipal obligations	13	(181)	1,819	(799)	17,211	(980)	19,030
Total	84	$(1,411)	$16,569	$(13,430)	$155,633	$(14,841)	$172,202

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Included in corporate bonds are investments in senior and subordinated debt of banks and bank holding companies, some of which do not have investment ratings.

At March 31, 2024, available-for-sale debt securities had unrealized losses with aggregate depreciation of 8.5%, from the Company’s amortized cost basis. These unrealized losses relate to changes in market interest rates since acquiring the securities. As management has the intent and ability to hold debt securities until maturity or cost recovery, no allowance for credit losses on securities is deemed necessary as of March 31, 2024.

Note 4 – Loans Receivable, Allowance for Credit Losses and Credit Quality

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until loan maturity or pay-off are reported as held-for-investment at their outstanding principal balance adjusted for any charge-offs and net of any deferred fees (including purchase accounting adjustments) and origination costs (collectively referred to as “amortized cost”). For originated loans, loan fees and certain direct origination costs are deferred and amortized into interest income over the contractual life of the loan using the level-yield method. When a loan is paid off, the unamortized portion is recognized in interest income. Loans are generally placed into nonaccrual status when they are past due 90 days or more as to either principal or interest or when, in the opinion of management, the collection of principal and/or interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest or past due less than 90 days and the borrower demonstrates the ability to pay and remain current. When cash payments are received, they are applied to principal first, then to accrued interest. It is the Company’s policy not to record interest income on nonaccrual loans until principal has become current. In certain instances, accruing loans that are past due 90 days or more as to principal or interest may not go on nonaccrual status if the Company determines that the loans are well-secured and are in the process of collection.

Allowance For Credit Losses

The Allowance for Credit Losses (“ACL”) represents management’s best estimate of credit losses over the remaining life of the loan portfolio. Loans are charged-off against the ACL when management believes the loan balance is no longer collectible. This determination is made based on management's review of specific facts and circumstances of the individual loan, including the expected cash flows to repay the loan, the value of the collateral and the ability and willingness of any guarantors to perform. Subsequent recoveries of previously charged-off amounts are recorded as increases to the ACL. The provision for credit losses on loans is an amount sufficient to bring the ACL to an estimated balance that management considers adequate to absorb lifetime expected losses in the Company’s held-for-investment loan portfolio. The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

Management’s determination of the adequacy of the ACL under FASB ASC 326 – Financial Instruments – Credit Losses is based on an evaluation of the composition of the loan portfolio, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The Company uses a third-party Current Expected Credit Loss (“CECL”) model as part of its estimation of the ACL on a quarterly basis. Loans with similar risk characteristics are collectively assessed within pools (or segments). Loss estimates within the collectively assessed population are based on a combination of pooled assumptions and loan-level characteristics. The Company has determined that using federal call codes is an appropriate loan segmentation methodology, as it is generally based on risk characteristics of a loan’s underlying collateral. Using federal call codes also allows the Company to utilize and assess publicly available external information when developing its estimate of the ACL.

The weighted average remaining maturity (“WARM”) method is the primary credit loss estimation methodology used by the Company and involves estimating future cash flows and expected credit losses for pools of loans using their expected remaining weighted average life.

In applying future economic forecasts, the Company utilizes a forecast period of up to two years. Historical loss rates used in the quantitative model are primarily derived using both the Bank’s data, supplemented with peer bank data obtained from publicly available sources. Management also considers qualitative adjustments when estimating credit losses to take into account the model’s quantitative limitations. Qualitative adjustments to quantitative loss factors, either negative or positive, may include considerations of economic conditions, volume and severity of past due loans, value of underlying collateral, experience, depth, and ability of management, and concentrations of credit.

For those loans that do not share similar risk characteristics, the Company evaluates the ACL needs on an individual (or loan by loan) basis. This population of individually evaluated loans (or loan relationships with the same primary source of repayment) is determined on a quarterly basis and consists of loans with a risk rating of substandard or worse, a balance exceeding $500,000, and loan terms differing significantly from other pooled loans. In accordance with the Company’s policy, non-accrual residential real estate loans that are well secured (LTV <75%) are not considered to warrant a downgrade to substandard risk rating and are therefore excluded from individually evaluated loans. Measurement of credit loss is based on the expected future cash flows of an individually evaluated loan, discounted at the loan’s effective interest rate, or measured on an observable market value, if one exists, or the estimated market value of the collateral underlying the loan, discounted to consider estimated costs to sell the collateral for collateral-dependent loans. If the net value is less than the loan’s amortized cost, a specific reserve in the ACL is recorded, which is charged-off in the period when management believes the loan balance is no longer collectible.

In the ordinary course of business, the Company enters into commitments to extend credit. Such financial instruments are recorded in the consolidated financial statements when they are funded. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for credit losses on loans. The reserve for unfunded commitments is included in other liabilities on the consolidated balance sheets.

Loans consist of the following as of the dates stated:

	March 31, 2024		December 31, 2023

	Amount	Percent	Amount	Percent

	(Dollars in thousands)

One-to-four-family residential	$1,102,919	27.85%	$1,097,486	28.18%
Home equity	99,208	2.51%	97,270	2.50%
Residential real estate	1,202,127	30.36%	1,194,756	30.68%

Commercial real estate	1,195,390	30.19%	1,169,859	30.04%
Multi-family residential	321,124	8.11%	209,982	5.39%
Commercial real estate	1,516,514	38.30%	1,379,841	35.43%
Construction and land development	535,391	13.52%	622,823	15.99%
Commercial and industrial	498,990	12.60%	491,918	12.63%
Commercial	2,550,895	64.42%	2,494,582	64.06%

Consumer, net of premium/discount	206,792	5.22%	204,871	5.26%

Total loans	3,959,814	100.00%	3,894,209	100.00%
Deferred fees, net	(5,191)		(4,930)
Allowance for credit losses	(34,306)		(32,222)
Net loans	$3,920,317		$3,857,057

Included in the above are approximately $334.3 million and $320.5 million in loans to borrowers in the cannabis industry at March 31, 2024 and December 31, 2023, respectively. Of that total, $81.6 million and $102.1 million were direct loans to cannabis companies and were collateralized by real estate at March 31, 2024 and December 31, 2023, respectively.

During the three months ended March 31, 2024 and 2023, the Company purchased approximately $5.5 million and $4.9 million of consumer loan pools, respectively. The loans purchased during the three months ended March 31, 2024 included loan pools collateralized by boats, recreational vehicles, and automobiles. The loans purchased during the three months ended March 31, 2023 included loan pools collateralized by boats, recreational vehicles, automobiles and solar panels, as well as unsecured home improvement loans. The outstanding balances of these consumer purchased loan pools, shown net of premium (discount) are as follows as of the dates stated:

	March 31, 2024
	Gross Loan	Premium (Discount)	Net Loan

	(in thousands)

Student loans	$8,373	$47	$8,420
Boat and RV loans	55,575	1,353	56,928
Automobile loans	18,824	—	18,824
Solar panel loans	60,092	(5,360)	54,732
Home improvement loans	50,585	(23)	50,562
Total	$193,449	$(3,983)	$189,466

	December 31, 2023
	Gross Loan	Premium (Discount)	Net Loan

	(in thousands)

Student loans	$8,989	$49	$9,038
Boat and RV loans	58,483	1,422	59,905
Automobile loans	14,662	—	14,662
Solar panel loans	61,430	(5,443)	55,987
Home improvement loans	53,220	(26)	53,194
Total	$196,784	$(3,998)	$192,786

The carrying value of loans pledged to secure advances from the FHLB were $1.24 billion and $1.33 billion as of March 31, 2024 and December 31, 2023, respectively.

The following table presents the aging of the amortized cost of loans receivable by loan category as of the date stated:

	March 31, 2024
		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans

	(in thousands)
Real estate loans:
One-to-four-family residential	$1,096,745	$1,618	$275	$—	$4,281	$1,102,919
Home equity	96,335	2,287	—	—	586	99,208
Commercial real estate	1,190,344	4,144	480	—	422	1,195,390
Multi-family residential	321,124	—	—	—	—	321,124
Construction and land development	535,381	—	—	—	10	535,391
Commercial and industrial	489,522	5,343	—	—	4,125	498,990
Consumer	201,529	2,192	1,689	—	1,382	206,792
Total	$3,930,980	$15,584	$2,444	$—	$10,806	$3,959,814

	December 31, 2023
		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans

	(in thousands)
Real estate loans:
One-to-four-family residential	$1,091,483	$1,903	$—	$—	$4,100	$1,097,486
Home equity	96,327	288	65	—	590	97,270
Commercial real estate	1,166,702	2,735	—	—	422	1,169,859
Multi-family residential	209,982	—	—	—	—	209,982
Construction and land development	622,813	—	—	—	10	622,823
Commercial and industrial	487,777	2	1	—	4,138	491,918
Consumer	198,450	3,928	955	—	1,538	204,871
Total	$3,873,534	$8,856	$1,021	$—	$10,798	$3,894,209

The following table presents the amortized cost of nonaccrual loans receivable by loan category as of the dates stated:

	March 31, 2024			December 31, 2023

	Nonaccrual	Nonaccrual	Total	Nonaccrual	Nonaccrual	Total
	Loans with	Loans with	Nonaccrual	Loans with	Loans with	Nonaccrual
	No ACL	an ACL	Loans	No ACL	an ACL	Loans

	(In thousands)
Real estate loans:
One-to-four-family residential	$4,281	$—	$4,281	$4,100	$—	$4,100
Home equity	586	—	586	590	—	590
Commercial real estate	422	—	422	422	—	422
Multi-family residential	—	—	—	—	—	—
Construction and land development	10	—	10	10	—	10
Commercial and industrial	363	3,762	4,125	376	3,762	4,138
Consumer	1,382	—	1,382	1,538	—	1,538
Total	$7,044	$3,762	$10,806	$7,036	$3,762	$10,798

During the three months ended March 31, 2024, the Company reversed $159 thousand of interest income for loans that were placed on non-accrual. During the three months ended March 31, 2023, the Company did not reverse any interest income for loans that were placed on non-accrual.

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

The following table presents the amortized cost of loans receivable by internal risk grade by year of origination as of March 31, 2024. Also presented are current period gross charge-offs by loan type and vintage year for the three months ended March 31, 2024:

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
One-to-Four-Family Residential
Grade:
Pass	1-5	$29,286	$151,762	$268,073	$253,804	$125,399	$246,986	$25,953	$1,101,263
Special Mention	6	—	—	—	686	—	—	—	686
Substandard	7	—	—	—	—	—	891	79	970
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$29,286	$151,762	$268,073	$254,490	$125,399	$247,877	$26,032	$1,102,919
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Home Equity
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$67	$99,141	$99,208
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$—	$—	$—	$67	$99,141	$99,208
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Grade:
Pass	1-5	$8,600	$391,464	$328,546	$59,452	$102,632	$261,893	$30,951	$1,183,538
Special Mention	6	—	—	—	—	—	11,852	—	11,852
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$8,600	$391,464	$328,546	$59,452	$102,632	$273,745	$30,951	$1,195,390
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Multi-Family
Grade:
Pass	1-5	$—	$7,579	$148,419	$71,952	$36,502	$56,672	$—	$321,124
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$7,579	$148,419	$71,952	$36,502	$56,672	$—	$321,124
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Construction and Land Development
Grade:
Pass	1-5	$21,579	$174,959	$244,017	$50,137	$6,594	$8,314	$26,816	$532,416
Special Mention	6	—	—	2,965	—	—	—	—	2,965
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$21,579	$174,959	$246,982	$50,137	$6,594	$8,324	$26,816	$535,391
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade:
Pass	1-5	$13,110	$63,607	$85,288	$44,504	$8,944	$16,433	$258,288	$490,174
Special Mention	6	—	—	—	—	—	468	—	468
Substandard	7	—	—	—	—	—	3,762	4,586	8,348
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$13,110	$63,607	$85,288	$44,504	$8,944	$20,663	$262,874	$498,990
Current period gross charge-offs		$—	$—	$—	$250	$—	$119	$—	$369

Consumer
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		6,019	35,385	78,783	54,792	10,198	19,688	1,927	206,792
Total		$6,019	$35,385	$78,783	$54,792	$10,198	$19,688	$1,927	$206,792
Current period gross charge-offs		$—	$19	$888	$520	$23	$115	$8	$1,573

Total Loans
Grade:
Pass	1-5	$72,575	$789,371	$1,074,343	$479,849	$280,071	$590,365	$441,149	$3,727,723
Special Mention	6	—	—	2,965	686	—	12,320	—	15,971
Substandard	7	—	—	—	—	—	4,653	4,665	9,318
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		6,019	35,385	78,783	54,792	10,198	19,688	1,927	206,792
Total		$78,594	$824,756	$1,156,091	$535,327	$290,269	$627,036	$447,741	$3,959,814
Current period gross charge-offs		$—	$19	$888	$770	$23	$234	$8	$1,942

(1) Consumer loans are not formally risk rated and included $1.4 million of loans on non-accrual as of March 31, 2024.

The following table presents the amortized cost of loans receivable by internal risk grade by year of origination as of December 31, 2023. Also presented are current period gross charge-offs by loan type and vintage year for the three months ended December 31, 2023:

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
One-to-Four-Family Residential
Grade:
Pass	1-5	$152,802	$272,447	$256,666	$128,181	$78,739	$174,586	$33,088	$1,096,509
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	898	79	977
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$152,802	$272,447	$256,666	$128,181	$78,739	$175,484	$33,167	$1,097,486
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Home Equity
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$69	$97,201	$97,270
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$—	$—	$—	$69	$97,201	$97,270
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Grade:
Pass	1-5	$380,858	$319,868	$59,555	$102,791	$99,316	$165,670	$29,904	$1,157,962
Special Mention	6	—	—	—	—	6,183	5,714	—	11,897
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$380,858	$319,868	$59,555	$102,791	$105,499	$171,384	$29,904	$1,169,859
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Multi-Family
Grade:
Pass	1-5	$7,583	$101,550	$22,358	$21,671	$42,776	$14,044	$—	$209,982
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$7,583	$101,550	$22,358	$21,671	$42,776	$14,044	$—	$209,982
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Grade:
Pass	1-5	$157,380	$305,558	$127,720	$20,929	$10,333	$—	$893	$622,813
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$157,380	$305,558	$127,720	$20,929	$10,333	$10	$893	$622,823
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade:
Pass	1-5	$58,678	$88,286	$45,960	$8,080	$3,038	$16,178	$262,506	$482,726
Special Mention	6	—	—	250	—	—	475	—	725
Substandard	7	—	—	—	—	119	3,762	4,586	8,467
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$58,678	$88,286	$46,210	$8,080	$3,157	$20,415	$267,092	$491,918
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Consumer
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		36,453	83,720	53,404	9,826	10,896	8,700	1,872	204,871
Total		$36,453	$83,720	$53,404	$9,826	$10,896	$8,700	$1,872	$204,871
Current period gross charge-offs		$42	$572	$585	$228	$72	$18	$1	$1,518

Total Loans
Grade:
Pass	1-5	$757,301	$1,087,709	$512,259	$281,652	$234,202	$370,547	$423,592	$3,667,262
Special Mention	6	—	—	250	—	6,183	6,189	—	12,622
Substandard	7	—	—	—	—	119	4,660	4,665	9,444
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		36,453	83,720	53,404	9,826	10,896	8,700	1,872	204,871
Total		$793,754	$1,171,429	$565,913	$291,478	$251,400	$390,106	$430,129	$3,894,209
Current period gross charge-offs		$42	$572	$585	$228	$72	$18	$1	$1,518

(1) Consumer loans are not formally risk rated and included $1.5 million of loans on non-accrual as of December 31, 2023.

The following table presents an analysis of the change in the ACL by major loan segment for the periods stated:

	For the Three Months Ended March 31, 2024
	One-to-Four				Construction
	Family		Commercial		and Land	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
Balance at December 31, 2023	$1,835	$117	$5,698	$378	$7,630	$10,878	$5,686	$—	$32,222
Provision (benefit) for credit losses	102	12	347	200	(1,896)	434	4,691		3,890
Charge-offs	—	—	—	—	—	(369)	(1,573)	—	(1,942)
Recoveries of loans previously charged-off	—	—	—	—	—	36	100	—	136

Balance at March 31, 2024	$1,937	$129	$6,045	$578	$5,734	$10,979	$8,904	$—	$34,306

	For the Three Months Ended March 31, 2023
	One to Four
	Family		Commercial		Construction and	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Land Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
Balance at December 31, 2022	$3,485	$258	$5,785	$753	$3,846	$8,255	$1,403	$1,243	$25,028
Adjustment to allowance for adoption of ASU 2016-13	266	13	822	—	(246)	932	615	(1,243)	1,159
Provision (benefit) for credit losses	(373)	24	839	90	(53)	1,294	251	—	2,072
Charge offs	—	—	—	—	—	—	(637)	—	(637)
Recoveries of loans previously charged off	—	—	12	—	—	—	297	—	309

Balance at March 31, 2023	$3,378	$295	$7,458	$843	$3,547	$10,481	$1,929	$—	$27,931

The following table presents the amortized cost of collateral-dependent loans of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023

	(in thousands)

One-to-four-family residential	$970	$977
Construction and land development	10	10
Commercial and industrial	8,348	8,443
Total	$9,328	$9,430

The Company closely monitors the performance of borrowers experiencing financial difficulty to understand the effectiveness of its loan modification efforts. The Company did not modify any loans to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023.

Note 5 – Employee Benefits

Employee Pension Plan – The Company provided pension benefits through a defined benefit plan maintained with the Co-operative Banks Employees Retirement Association (“CBERA”) (the “Plan”). The Plan was a multi-employer plan whereby the contributions by each bank are not restricted to provide benefits to the employees of the contributing bank; therefore, the Company is not required to recognize the funded status of the plan on its consolidated balance sheet and need only accrue for any quarterly contributions due and payable on demand, or any withdrawal liabilities assessed by CBERA if the Company intended to withdraw from the Plan.

The Company determined to freeze benefit accruals and withdraw from the CBERA Plan as of December 31, 2023.

For the three months ended March 31, 2024, an expense of $390,000 was recorded to reflect an increase in the liability related to the withdrawal from the Plan. The increase was primarily driven by final computations for estimated payouts to participants. In March 2024, the final increase to reflect the withdrawal liability was determined to be $390,000. The Company accrued for this amount at March 31, 2024 and withdrew from the Plan in the second quarter of 2024.

Director Pension Plan – The Company has a director defined benefit pension plan (“Director Pension Plan”), covering directors who were in service prior to 2023 and have met the plan’s vesting requirements. The Company’s liabilities for the Director Pension Plan are calculated by an independent actuary who used the “projected unit credit” actuarial method to determine the normal cost and actuarial liability. The liability for the Director Pension Plan amounted to $5.8 million and $5.7 million as of March 31, 2024 and December 31, 2023, respectively, and are recorded on the consolidated balance sheets. The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $181,000 and $200,000 for the three months ended March 31, 2024 and 2023, respectively.

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

The employees vest at varying dates in accordance with each individual’s deferred compensation participation agreement; however, all key officers will be fully vested upon the attainment of age 65. The obligations under these plans are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $2.5 million and $2.4 million as of March 31, 2024 and December 31, 2023, respectively. The expense under these plans (recorded in salaries and employee benefits in the consolidated statements of income) approximated $100,000 and $89,000 for the three months ended March 31, 2024 and March 31, 2023, respectively.

Long-Term Incentive Plan – In January 2020, the Company put into place a long-term incentive plan for certain members of its management team where benefits are awarded annually on a discretionary basis and cliff vest after three years. Under this plan, individuals are granted “phantom shares” and benefits are accrued based upon the projected growth of the Bank’s capital. The obligations under this plan are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $9.9 million and $11.1 million as of March 31, 2024 and December 31, 2023, respectively. The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $1.4 million and $4.4 million for the three months ended March 31, 2024 and 2023, respectively.

401(k) Plan – The Company has an employee tax deferred incentive plan (the “401(k) plan”) under which the Company makes voluntary contributions within certain limitations. All employees who meet specified age and length of service requirements are eligible to participate in the 401(k) plan.

The amount contributed by the Company to the 401(k) Plan is included in salaries and employee benefits expense. The amounts contributed to the 401(k) plan for the three months ended March 31, 2024 and 2023 were $619,000 and $522,000, respectively.

Employment and Change in Control Agreements – The Company entered into employment agreements with the Chief Executive Officer and the Chief Operating Officer that renew for one additional year each January 1st. During 2024, the Company entered into Change in Control agreements with certain executive officers, which provide severance payments in the event of the executive’s involuntary or constructive termination of employment, including upon a termination following a change in control as defined in the agreements.

Employee Stock Ownership Plan – As part of the Initial Public Offering ("IPO") completed on December 27, 2023, the Bank established a tax-qualified Employee Stock Ownership Plan ("ESOP") to provide eligible employees the opportunity to own Company shares. The ESOP borrowed $47.2 million from the Company to purchase 3,416,458 common shares on the open market. The loan is payable in annual installments over 20 years at an interest rate of 8.50%. As the loan is repaid to the Company, shares are released and allocated proportionally to eligible participants on the basis of each participant’s proportional share of compensation relative to the compensation of all participants. The unallocated ESOP shares are pledged as collateral on the loan.

The Company accounts for its ESOP in accordance with FASB ASC 718-40, Compensation – Stock Compensation. Under this guidance, unreleased shares are deducted from shareholders’ equity as unearned ESOP shares in the accompanying consolidated balance sheets.

The Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the difference will be credited or debited to shareholders' equity. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability on the Company’s consolidated balance sheets.

Total compensation expense recognized in connection with the ESOP was $588,000 for the three months ended March 31, 2024. The Company did not recognize any compensation expense related to the ESOP for the three months ended March 31, 2023. The following table presents share information held by the ESOP:

	As of
	March 31, 2024	December 31, 2023

	(Dollars in thousands)

Allocated shares	—	—
Shares committed to be released	42,121	—
Unallocated shares	3,374,337	1,000,000
Total shares	3,416,458	1,000,000
Fair value of unallocated shares	$46,093	$13,400

Note 6 – Fair Value Measurements

ASC 820-10, Fair Value Measurement – Overall, provides a framework for measuring fair value under U.S. GAAP. This guidance also allows the Company the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

In accordance with ASC 820-10, Fair Value Measurement – Overall, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 – Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2024 and December 31, 2023.

Available-for-sale investment securities – Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds (such as U.S. Treasuries), mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Derivative arrangements – The fair values of derivative arrangements are estimated by the Company using a third-party derivative valuation expert who relies on Level 2 inputs, namely interest cash flow models to determine a fair value by calculating a settlement termination value with the counterparty.

Assets measured and reported at estimated fair value on a recurring basis are summarized below:

March 31, 2024	Level 1	Level 2	Level 3	Fair Value

Assets:	(in thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$77,422	$—	$—	$77,422
U.S. Government agencies	—	3,999	—	3,999
Agency mortgage-backed securities	—	10,925	—	10,925
Agency collateralized mortgage obligations	—	2,260	—	2,260
Corporate bonds	—	84,618	9,868	94,486
Municipal obligations	—	18,077	—	18,077
Total available-for-sale debt securities	$77,422	$119,879	$9,868	$207,169

Derivative assets	$—	$29,291	$—	$29,291

Liabilities:
Derivative liabilities	$—	$29,298	$—	$29,298

December 31, 2023	Level 1	Level 2	Level 3	Fair Value

Assets:	(in thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$64,352	$—	$—	$64,352
Agency mortgage-backed securities	—	11,430	—	11,430
Agency collateralized mortgage obligations	—	2,418	—	2,418
Corporate bonds	—	82,367	9,868	92,235
Municipal obligations	—	19,030	—	19,030
Total available-for-sale debt securities	$64,352	$115,245	$9,868	$189,465

Derivative assets	$—	$27,769	$—	$27,769

Liabilities:
Derivative liabilities	$—	$27,786	$—	$27,786

The Company had no purchases, sales, transfers or changes in fair value of level 3 assets during the three months ended March 31, 2024 and 2023.

The Company may also be required from time to time to measure certain other assets on a non-recurring basis in accordance with GAAP. Any adjustments to fair value usually result in write-downs of individual assets.

Collateral-Dependent Loans – Collateral-dependent loans with specific reserves are carried at fair value, which equals the estimated market value of the collateral less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.

A loan may have multiple types of collateral; however, the majority of the Company’s loan collateral is real estate. The value of real estate collateral is generally determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant or the net book value on the applicable borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for credit losses in the consolidated statements of income.

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

The Company had no liabilities measured at fair value on a non-recurring basis.

The following table summarizes assets measured at fair value on a non-recurring basis:

	March 31, 2024
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)
Collateral-dependent loans	$—	$—	$4,330	$4,330
Mortgage servicing rights	$—	$—	$2,581	$2,581

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)
Collateral-dependent loans	$—	$—	$4,432	$4,432
Mortgage servicing rights	$—	$—	$2,640	$2,640

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

	Significant	Significant
	Valuation	Observable	Unobservable
	Technique	Inputs	Inputs
Collateral-dependent loans	Appraisal Value/ Comparison Sales	Appraisals and/or sales of comparable properties	Appraisals discounted 5 to 20% for sales commission and other holding costs

Mortgage servicing rights	Discounted Cash Flows	Comparable sales	Weighted average discount rate - 12% Constant prepayment rate – 6.16%

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.

ASC Topic 825, Financial Instruments, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. For March 31, 2024 and December 31, 2023, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

The following tables present the estimated fair values, related carrying amounts, and valuation level of the financial instruments as of the dates stated:

	March 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Financial Assets:
Cash and cash equivalents	$315,031	$315,031	$315,031	$—	$—
Loans receivable, net	3,920,317	3,800,573	—	—	3,800,573
Accrued interest receivable	17,843	17,843	17,843	—	—
Federal Home Loan Bank stock	4,357	4,357	—	4,357	—
Federal Reserve Bank stock	10,319	10,319	—	10,319	—
Non-public investments	13,619	13,619	—	—	13,619
Bank-owned life insurance ("BOLI")	50,917	50,917	—	50,917	—

Financial Liabilities:
Deposits, other than time deposits	$2,008,407	$2,008,407	$2,008,407	$—	$—
Time deposits	1,763,646	1,760,995	—	1,760,995	—
FHLB Borrowings	60,837	60,627	—	60,627	—

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Financial Assets:
Cash and cash equivalents	$272,591	$272,591	$272,591	$—	$—
Loans receivable, net	3,857,057	3,732,361	—	—	3,732,361
Accrued interest receivable	17,284	17,284	17,284	—	—
Federal Home Loan Bank stock	14,558	14,558	—	14,558	—
Federal Reserve Bank stock	10,323	10,323	—	10,323	—
Non-public investments	13,852	13,852	—	—	13,852
Bank-owned life insurance ("BOLI")	50,516	50,516	—	50,516	—

Financial Liabilities:
Deposits, other than time deposits	$1,890,313	$1,890,313	$1,890,313	$—	$—
Time deposits	1,497,035	1,495,008	—	1,495,008	—
FHLB Borrowings	283,338	283,172	—	283,172	—

Note 7 – Commitments and Contingencies

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of March 31, 2024 and December 31, 2023, the maximum potential amount of the Company’s obligation was $7.3 million and $7.5 million, respectively, for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Financial instruments whose contract amounts represents off-balance sheet credit risk and are not reflected on the Company’s consolidated balance sheets consist of the following at the dates stated:

	As of
	March 31, 2024	December 31, 2023

	(In thousands)

Commitments to originate loans	$73,625	$79,191
Unadvanced funds on lines of credit	472,037	490,847
Unadvanced funds on construction loans	594,431	542,893
Letters of credit	7,340	7,471
	$1,147,433	$1,120,402

The Bank accrues for credit losses related to off-balance sheet financial instruments. Potential losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for credit losses on loans, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $6.6 million and $6.0 million as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024, a provision for unfunded commitments of $539,000 was recorded. No provision for unfunded commitments was recorded during the three months ended March 31, 2023.

Note 8 – Derivatives and Hedging Activities

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

Fair Value Hedges of Interest Rate Risk – The Company is exposed to changes in the fair value of certain pools of its pre-payable fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swap agreements to manage its exposure to changes in the fair value of these instruments attributable to changes in the designated benchmark interest rate. Interest rate swap agreements designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in interest income.

The Company had previously entered into two “last of layer hedges” on a significant portion of its fixed rate residential loan pool. These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to remain at the end of the hedging relationship.

During September 2021, the Company terminated these last of layer hedges by paying out $2.15 million to the respective third parties. These fees were capitalized into loans receivable and are being amortized against loan income over the contractual lives of the remaining designated residential loans. The unamortized amount of this cost basis adjustment is $1.0 million and $1.0 million at March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized amortization expense related to this cost basis adjustment of $24,000 and $31,000, respectively.

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

The Company executes interest rate swaps and cap agreements with commercial banking customers to facilitate its respective risk management strategies. Those interest rate swap and cap agreements are simultaneously hedged by offsetting interest rate swaps and caps that are executed with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As of March 31, 2024, the Company had 54 interest rate swap agreements with an aggregate notional amount of $340.9 million compared to 52 interest rate swap agreements and one interest rate cap agreement with an aggregate notional amount of $338.6 million related to this program as of December 31, 2023.

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

As of March 31, 2024, the Company had 17 RPAs with an aggregate notional amount of $45.0 million related to this program compared to 16 RPAs with an aggregate notional amount of $44.5 million as of December 31, 2023. These RPAs all represent “participations-in” and generally have terms ranging from five to ten years.

The table below presents the fair value of the Company’s derivative financial instruments not designated as hedging instruments, as well as their classification on the consolidated balance sheets as of the dates stated:

	Derivative	Derivative
	Assets (1)	Liabilities (2)

March 31, 2024	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate products	$29,291	$29,291
RPA credit contracts	—	7
Total derivatives not designated as hedging instruments	$29,291	$29,298

December 31, 2023
Derivatives not designated as hedging instruments:
Interest rate products	$27,769	$27,769
RPA credit contracts	—	17
Total derivatives not designated as hedging instruments	$27,769	$27,786
(1)	Recorded in prepaid expenses and other assets on the consolidated balance sheets.
(2)	Recorded in accrued expenses and other liabilities on the consolidated balance sheets.

The table below presents the financial impact of the Company’s derivative financial instruments not designated as hedges in the consolidated statements of income, caused by changes in fair value for the periods indicated:

	Location of Gain or (Loss)
	Recognized	Three months ended March 31,
	in Income on Derivative	2024	2023

		(in thousands)
Derivatives Not Designated as Hedging Instruments:
RPA credit contracts-fair value adjustments	Other non-interest income	$10	$(3)

Swap contract fees, net of brokerage costs, recognized in earnings on the above noted interest rate products and RPA contracts approximated $487,000 and $95,000 for the three months ended March 31, 2024 and 2023, respectively.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults (or is capable of being declared in default) on any of its indebtedness, then the Company could also be declared in default on its derivative obligations, and it could be required to terminate its derivative positions with the counterparty. The Company also has agreements with certain of its derivative counterparties that contain a provision whereby if the counterparty fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. In order to mitigate counterparty default risk in conjunction with these interest rate products and RPA credit contracts, the Company was required to maintain $9.1 million of collateral deposit accounts with the counterparties to these agreements as of March 31, 2024 and December 31, 2023.

Note 9 – Other Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are as follows for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31, 2024			March 31, 2023

	(In thousands)
	Pre-Tax	Tax (Expense)	After-Tax	Pre-Tax	Tax (Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount

Change in fair value of available-for-sale securities	$295	$(83)	$212	$1,713	$(430)	$1,283
Less: Reclassification adjustment for realized gains in net income	—	—	—	—	—	—
Net change in fair value of available-for-sale securities	295	(83)	212	1,713	(430)	1,283

Change in fair value of cash flow hedge	—	—	—	(271)	76	(195)
Less: Net cash flow hedge gains (losses) reclassified into interest income or interest expense	—	—	—	—	—	—
Net change in fair value of cash flow hedge, net of tax	—	—	—	(271)	76	(195)

Total other comprehensive income (loss)	$295	$(83)	$212	$1,442	$(354)	$1,088

The following table presents the components of accumulated other comprehensive loss as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023

	(In thousands)

Net unrealized holding losses on securities available-for-sale, net of tax	$(10,716)	$(10,928)
Unrecognized director pension plan benefits, net of tax	(969)	(969)
Total accumulated other comprehensive loss	$(11,685)	$(11,897)

Note 10 – Regulatory Capital Requirements

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

Effective January 1, 2020, the federal banking agencies published a final rule on a Community Bank Leverage Ratio (“CBLR”) Framework that provides a simplified measure of capital adequacy for qualified community banking organizations. Management had determined that the Company meets the standards to qualify under the CBLR framework and opted into this framework for FDIC call reporting purposes during 2020. Under the CBLR framework, a bank that maintains a CBLR of 9% (defined as Tier 1 capital divided by total average assets) is considered to have satisfied its capital requirements, determined to be well-capitalized, and will no longer be required to calculate risk-based capital ratios. As of December 31, 2023 the Bank met the minimum requirement with a CBLR of 13.6%.

As of March 31, 2024, the Company did not meet the requirement for the CBLR framework due to its unfunded loan commitments being over 25.00% of its capital for more than two consecutive quarters. As a result, the Company operated under the risk-based framework for the three months ended March 31, 2024. Under this framework, quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Common Equity Tier 1 Capital to Risk-Weighted Assets, and Tier 1 Capital to Total Average Assets (as defined in the regulations). Management believes, as of March 31, 2024, that the Company and the Bank meet all capital adequacy requirements to which each is subject.

As of March 31, 2024, the Company and the Bank were categorized as well capitalized under the regulatory framework for prompt corrective action.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are presented in the table as of the dates indicated:

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2024	(in thousands)

Total Capital	$636,094	14.5%	$350,080	8.0%	$437,600	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	595,235	13.6%	262,560	6.0%	350,080	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	595,235	13.6%	196,920	4.5%	284,440	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	595,235	13.5%	176,339	4.0%	220,423	5.0%
(to Total Average Assets)

The Company’s consolidated capital ratios are consistent with the Bank’s regulatory capital ratios as reported above for March 31, 2024 and December 31, 2023.

Note 11 – Earnings Per Share (“EPS”)

Basic EPS represents net income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.

Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options) were issued during the period, computed using the treasury stock method. There were no securities that had a dilutive effect during the three months ended March 31, 2024 and 2023. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

	For the Three Months Ended
	March 31,
	2024	2023

	(Dollars in thousands, except per share data)

Net income applicable to common shares	$8,701	$	N/A

Average number of common shares outstanding	42,705,729		N/A
Less: average unallocated ESOP shares	(3,016,085)		N/A
Average number of common shares outstanding used to calculate basic EPS	39,689,644		N/A
Common stock equivalents	—		N/A
Average number of common shares outstanding used to calculate diluted EPS	39,689,644		N/A
Earnings per common share:			N/A
Basic and diluted	$0.22	$	N/A

For the three months ended March 31, 2024, there were no anti-dilutive shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2024 and 2023 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	further weakening in the United States economy in general and the regional and local economies within the Company’s market area;
●	the effects of inflationary pressures, labor market shortages and/or supply chain issues;
●	the instability or volatility in financial markets and unfavorable general business conditions, globally, nationally or regionally, whether caused by geopolitical concerns, recent disruptions in the banking industry, or other factors;
●	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, pandemics or other external events;
●	changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses;
●	the effect of any change in federal government enforcement of federal laws affecting the cannabis industry;
●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, interest rate risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in NB Bancorp, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2024.

Allowance for Credit Losses

The Company estimates the allowance for credit losses in accordance with the CECL methodology for loans measured at amortized cost. The allowance for credit losses is established based upon the Company's current estimate of expected lifetime credit losses. Arriving at an appropriate amount of allowance for credit losses involves a high degree of judgment.

The Company estimates credit losses on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. Management's judgement is required for the selection and application of these factors which are derived from historical loss experience as well as assumptions surrounding expected future losses and economic forecasts.

Loans that no longer share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that are individually assessed, the Company uses either a discounted cash flow (“DCF”) approach or a fair value of collateral approach. The latter approach is used for loans deemed to be collateral dependent or when foreclosure is probable. Changes in these judgements and assumptions could be due to a number of circumstances which may have a direct impact on the provision for credit losses and may result in changes to the amount of allowance. The allowance for credit losses is increased by the provision for credit losses and by recoveries of loans previously charged off. Credit losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan.

Income Taxes

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments may require us to make projections of future taxable income and/or to carryback to taxable income in prior years. The judgments and estimates we make in determining our deferred tax assets and liabilities, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.

Securities Valuation

We classify our investments in debt securities as available-for-sale, which are carried at fair value. We obtain our fair values from one or more third-party services. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows.

For any debt security with a fair value less than its amortized cost basis, we will determine whether we have the intent to sell the debt security or whether it is more likely than not we will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment charge to earnings. For all other debt securities that don't meet either condition and that have expected credit losses, the credit loss will be recognized in earnings. Any non-credit related loss impairment related to all other factors will be recorded in other comprehensive income (loss). Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread changes, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral.

Comparison of Financial Condition as of March 31, 2024 and December 31, 2023

Total Assets. Total assets increased $116.6 million, or 2.6%, to $4.65 billion as of March 31, 2024 from $4.53 billion as of December 31, 2023. The increase was primarily driven by increases in net loans, cash and cash equivalents and available-for-sale securities, offset, in part, by decreases in FHLB stock.

Cash and Cash Equivalents. Cash and cash equivalents increased $42.4 million, or 15.6%, to $315.0 million as of March 31, 2024 from $272.6 million as of December 31, 2023. The increase in cash and cash equivalents was due to deposit growth outpacing loan and investment growth.

Securities Available for Sale. Securities available for sale increased $17.7 million, or 9.3%, to $207.2 million as of March 31, 2024 from $189.5 million as of December 31, 2023 due to purchases of U.S. treasuries and government agency securities. No securities were sold during the three months ended March 31, 2024.

Loans. Net loans increased $63.3 million, or 1.6%, to $3.92 billion as of March 31, 2024 from $3.86 billion as of December 31, 2023. The primary driver of the increase from December 31, 2023 to March 31, 2024 was multi-family residential loans, which increased $111.1 million, or 52.9%; and commercial real estate loans, which increased $25.5 million, or 2.2%; offset partially by an $87.4 million, or 14.0%, decrease in construction and development loans, as $111.0 million of construction and development loans converted to multi-family loans during the quarter. The increase in our loan portfolio reflects our strategy to prudently grow the balance sheet by continuing to diversify into these higher-yielding loans to improve net margins and manage interest rate risk.

Federal Home Loan Bank (“FHLB”) Stock. The FHLB is a cooperative bank that provides services to its member financial institutions. The primary reason for our membership in the FHLB is to gain access to a reliable source of wholesale funding and as a tool to manage interest rate risk. We held an investment in FHLB stock of $4.4 million and $14.6 million as of March 31, 2024 and December 31, 2023, respectively. The amount of stock we are required to purchase is in proportion to our FHLB borrowings and level of total assets. Accordingly, the decrease in the FHLB stock from December 31, 2023 to March 31, 2024 is due to decreased FHLB borrowings.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets consist primarily of right of use assets related to our long-term leases and derivatives with a positive fair value. These assets increased $3.2 million, or 6.0%, to $56.3 million as of March 31, 2024 from $53.1 million as of December 31, 2023. The increase resulted primarily from a $1.5 million increase in the fair value of derivatives as a result of market and interest rate factors, as well as, the one-time recognition of a $610,000 credit and debit card branding signing bonus, which was recorded as income but not yet received.

Deposits. Deposits increased $384.7 million, or 11.4%, to $3.77 billion as of March 31, 2024 from $3.39 billion as of December 31, 2023. Core deposits (which we define as all deposits including certificates of deposit, other than brokered deposits) increased $268.3 million, or 8.4%, to $3.47 billion as of March 31, 2024 from $3.20 billion as of December 31, 2023. The increase in deposits was the result of growth in customer deposits, primarily certificates of deposit, which increased $150.2 million, or 11.4% from the prior quarter, along with money market accounts and noninterest-bearing demand deposit accounts, which increased $76.3 million, or 8.6%, and $51.3 million, or 9.7%, respectively, from December 31, 2023. Additionally, brokered deposits increased $116.4 million, or 63.4%, from December 31, 2023, as a result of lower rates versus alternative funding sources and to support overall liquidity.

The Company had $315.5 million and $277.2 million in deposits from the cannabis industry as of March 31, 2024 and December 31, 2023, respectively.

FHLB Borrowings. FHLB borrowings decreased $222.5 million, or 78.5%, to $60.8 million as of March 31, 2024 from $283.3 million as of December 31, 2023. The decrease in FHLB borrowings was the result of growth in brokered deposits due to lower rates and overall deposit growth.

Accrued expenses and other liabilities. Accrued expenses and other liabilities decreased $20.6 million, or 25.3%, to $60.8 million as of March 31, 2024 from $81.3 million as of December 31, 2023. The decrease resulted from $15.8 million in IPO-related and other accrued expenses and $9.5 million in incentive bonuses being paid during the three months ended March 31, 2024; offset in part by increased accruals for federal taxes of $1.4 million resulting from increased effective tax rates, increased fair value of derivative liabilities of $1.5 million resulting from market conditions and interest rate movements and increased accrued payroll of $1.1 million due to increased headcount.

Shareholders’ Equity. Total shareholders’ equity decreased $24.1 million, or 3.2%, to $733.8 million as of March 31, 2024 from $758.0 million at December 31, 2023, due to the $32.8 million increase in the unallocated common shares held by the ESOP resulting from the purchase of shares on the open market to fund the ESOP as a result of the conversion; offset partially by $8.7 million in net income the three months ended March 31, 2024.

Comparison of Operating Results for the Three Months Ended March 31, 2024 and March 31, 2023

Net Income. Net income was $8.7 million for the quarter ended March 31, 2024, compared to net income of $8.8 million for the quarter ended March 31, 2023, a decrease of approximately $51,000, or 1.0%. The decrease was primarily due to a $2.5 million, or 11.0%, increase in noninterest expense, a $2.4 million, or 40.3% decrease in non-interest income, a $2.3 million, or 113.8%, increase in the provision for credit losses and a $210,000, or 6.5%, increase in income tax expense, partially offset by a $7.4 million, or 23.8% increase in net interest income.

Interest and Dividend Income. Interest and dividend income increased $22.2 million, or 48.2%, to $68.2 million for the quarter ended March 31, 2024 from $46.0 million for the quarter ended March 31, 2023, primarily due to a $20.2 million, or 46.3% increase in interest and fees on loans. The increase in interest and fees on loans was primarily due to an increase of $809.3 million in the average balance of the loan portfolio to $3.90 billion for the quarter ended March 31, 2024 from $3.09 billion for the quarter ended March 31, 2023 and an increase of 86 basis points in the weighted average yield for the loan portfolio to 6.60% for March 31, 2024 from 5.74% for March 31, 2023, reflecting the growth of our consumer and commercial portfolios.

Average interest-earning assets increased $886.1 million, to $4.31 billion for the quarter ended March 31, 2024 from $3.42 billion for the quarter ended March 31, 2023. The yield on interest-earning assets increased 91 basis points to 6.36% for the quarter ended March 31, 2024 from 5.45% for the quarter ended March 31, 2023.

Interest Expense. Total interest expense increased $14.8 million, or 99.7%, to $29.6 million for the quarter ended March 31, 2024 from $14.8 million for the quarter ended March 31, 2023. Interest expense on deposit accounts increased $15.9 million, or 129.5%, to $28.2 million for the quarter ended March 31, 2024 from $12.3 million for the quarter ended March 31, 2023, due to an increase in the weighted average rate on certificates of deposit of 192 basis points to 4.89% as of March 31, 2024 from 2.97% as of March 31, 2023, an increase in the weighted average rate on money market accounts of 207 basis points to 3.67% as of March 31, 2024 from 1.60% as of March 31, 2023 and an increase in the average balance of certificates of deposit of $346.7 million to $1.67 billion as of March 31, 2024 from $1.32 billion as of March 31, 2023.

Interest expense on FHLB borrowings decreased $1.2 million, or 46.4%, to $1.3 million for the quarter ended March 31, 2024 from $2.5 for the quarter ended March 31, 2023. The average balance of FHLB advances decreased $101.3 million, or 50.6%, to $98.9 million for the quarter ended March 31, 2024 from $200.2 million for the quarter ended March 31, 2023. The decrease in the average balance of FHLB advances was the result of growth in brokered deposits due to lower rates, as well as, overall deposit growth.

Net Interest Income. Net interest income increased $7.4 million, or 23.8%, to $38.6 million for the quarter ended March 31, 2024 from $31.2 million for the quarter ended March 31, 2023, primarily due to a $886.1 million increase in the average balance of interest-earning assets to $4.31 billion as of March 31, 2024 from $3.42 billion as of March 31, 2023 and an increase in the weighted average yield on interest-earning assets of 91 basis points to 6.36% as of March 31, 2024 from 5.45% as of March 31, 2023.

These increases were offset partially by an increase in the weighted average rate on interest-bearing liabilities of 166 basis points to 3.88% as of March 31, 2024 from 2.22% as of March 31, 2023 and an increase in the average balance of interest-bearing liabilities of $362.5 million, or 13.4%, to $3.07 billion as of March 31, 2024 from $2.70 billion as of March 31, 2023.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, a provision of $4.4 million was recorded for the quarter ended March 31, 2024, of which only $3.9 million related to the provision for credit losses on loans, compared to a provision of $2.1 million for the quarter ended March 31, 2023.

The increase of $2.3 million, or 113.8%, in the provision was primarily due to the overall increase in the size of the loan portfolio and increases in the qualitative factors on loans collateralized by offices and purchased consumer loans, along with the provision for unfunded commitments.

Noninterest Income. Noninterest income decreased $2.4 million, or 40.3%, to $3.5 million for the quarter ended March 31, 2024 from $5.9 million for the quarter ended March 31, 2023. The decrease resulted primarily from one-time employee retention credit income during the quarter ended March 31, 2023; offset partially by an increase in other income resulting from a one-time debit and credit card branding signing bonus of $610,000 during the quarter ended March 31, 2024. The table below sets forth our noninterest income for the quarters ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	Percent
Customer service fees	$1,880	$1,696	$184	10.85%
Increase in cash surrender value of BOLI	401	371	30	8.09%
Mortgage banking income	110	230	(120)	(52.17)%
Swap contract income	487	107	380	355.14%
Employee retention credit income	-	3,452	(3,452)	(100.00)%
Other income	623	11	612	5563.64%
Total noninterest income	$3,501	$5,867	$(2,366)	(40.33)%

Noninterest Expense. Noninterest expense increased $2.5 million, or 11.0%, to $25.6 million for the quarter ended March 31, 2024 from $23.0 million for the quarter ended March 31, 2023. Salaries and employee benefit expenses increased $2.6 million, or 17.2%, resulted primarily from the hiring of additional employees consistent with our business strategy to grow the Bank, as well as, $588,000 in ESOP compensation expenses, $390,000 in pension expenses and normal annual salary increases during the quarter ended March 31, 2024.

The table below sets forth our noninterest expense for the quarters ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	Percent
Salaries and employee benefits	$17,560	$14,977	$2,583	17.25%
Director and professional service fees	1,908	1,664	244	14.66%
Occupancy and equipment expenses	1,336	1,375	(39)	(2.84)%
Data processing expenses	1,995	1,717	278	16.19%
Marketing and charitable contribution expenses	742	1,190	(448)	(37.65)%
FDIC and state insurance assessments	361	692	(331)	(47.83)%
General and administrative expenses	1,663	1,417	246	17.36%
Total noninterest expense	$25,565	$23,032	$2,533	11.00%

Income Tax Expense. Income tax expense increased $210,000, or 6.5%, to $3.4 million for the quarter ended March 31, 2024 from $3.2 million for the quarter ended March 31, 2023. The effective tax rate was 28.3% and 27.0% for the quarter ended March 31, 2024 and 2023, respectively.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. Non-accrual loans were included in the computation of average balances. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense; such fees, discounts and premiums were not material for the periods presented.

	Three Months Ended
	March 31, 2024			March 31, 2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
Interest-earning assets:
Loans	$3,903,044	$64,000	6.60%	$3,093,708	$43,760	5.74%
Securities	193,296	1,279	2.66%	235,243	1,117	1.93%
Other investments	38,724	416	4.32%	37,905	125	1.34%
Short-term investments	175,616	2,498	5.72%	57,678	1,015	7.14%
Total interest-earning assets	4,310,680	68,193	6.36%	3,424,534	46,017	5.45%
Non-interest-earning assets	217,883			197,451
Allowance for credit losses	(32,744)			(26,303)
Total assets	$4,495,819			$3,595,682

Interest-bearing liabilities:
Savings accounts	$127,487	16	0.05%	$159,087	20	0.05%
NOW accounts	320,392	136	0.17%	368,795	28	0.03%
Money market accounts	851,077	7,772	3.67%	654,043	2,573	1.60%
Certificates of deposit and individual retirement accounts	1,669,490	20,293	4.89%	1,322,760	9,672	2.97%
Total interest-bearing deposits	2,968,446	28,217	3.82%	2,504,685	12,293	1.99%
FHLB advances	98,886	1,343	5.46%	200,194	2,506	5.08%
Total interest-bearing liabilities	3,067,332	29,560	3.88%	2,704,879	14,799	2.22%
Non-interest-bearing deposits	611,305			478,910
Other non-interest-bearing liabilities	83,487			64,551
Total liabilities	3,762,124			3,248,340
Shareholders' equity	733,695			347,342
Total liabilities and shareholders' equity	$4,495,819			$3,595,682
Net interest income		$38,633			$31,218
Net interest rate spread (2)			2.48%			3.23%
Net interest-earning assets (3)	$1,243,348			$719,655
Net interest margin (4)			3.60%			3.70%

Average interest-earning assets to interest-bearing liabilities	140.54%			126.61%
(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended
	March 31, 2024 vs. 2023
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$12,581	$7,659	$20,240
Securities	(134)	296	162
Other	3	288	291
Short-term investments	1,636	(153)	1,483
Total interest-earning assets	14,086	8,090	22,176

Interest-bearing liabilities:
Savings accounts	(4)	(0)	(4)
NOW accounts	(3)	111	108
Money market accounts	965	4,234	5,199
Certificates of deposit and individual retirement accounts	3,011	7,610	10,621
Total interest-bearing deposits	3,970	11,954	15,924
Federal Home Loan Bank advances	(1,398)	235	(1,163)
Total interest-bearing liabilities	2,572	12,189	14,761

Change in net interest income	$11,514	$(4,099)	$7,415

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the FHLB and the Discount Window at the Federal Reserve Bank of Boston. As of March 31, 2024, we had outstanding advances of $60.8 million from the FHLB. As of March 31, 2024, we had unused borrowing capacity of $762.6 million with the FHLB and $45.0 million available with the Discount Window at the Federal Reserve Bank of Boston. Additionally, as of March 31, 2024, we had $300.0 million of brokered deposits and pursuant to our internal liquidity policy, which allows us to utilize brokered deposits up to 10.0% of our total assets, we had an additional capacity of up to approximately $165.0 million of brokered deposits.

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

At March 31, 2024, we had $73.7 million in commitments to originate loans outstanding. In addition, we had $472.0 million in unused lines of credit to borrowers, $594.4 million in unadvanced construction loans and $7.3 million in letters of credit outstanding.

Non-brokered certificates of deposit due within one year of March 31, 2024 totaled $1.25 billion, or 33.1%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the non-brokered certificates of deposit due on or before March 31, 2025, or on our other interest-bearing deposit accounts.

We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of March 31, 2024.

Our primary investing activity is originating loans. During the three months ended March 31, 2024, we originated $67.6 million of loans.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced net increases in deposits of $384.7 million for the three months ended March 31, 2024. At March 31, 2024 and December 31, 2023, the level of brokered time deposits was $300.0 million and $183.6 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. FHLB advances decreased by $222.5 million for the three months ended March 31, 2024.

For additional information, see the consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

We are committed to maintaining a strong liquidity position. We continuously monitor our liquidity position and adjustments are made to the balance between sources and uses of funds as deemed appropriate by management. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding planning process, which provides the basis for the identification of our liquidity needs. We anticipate that we will have sufficient funds to meet our current funding commitments. In addition, based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

As of March 31, 2024, Needham Bank and NB Bancorp, Inc. exceeded all of their regulatory capital requirements, and were categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 10 of the notes to consolidated financial statements.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented in this Form 10-Q have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is an emerging growth company.

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s or the Bank’s financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

NB BANCORP, INC.

Date: May 10, 2024	/s/ Joseph Campanelli
Joseph Campanelli
Chairman, President and Chief Executive Officer

Date: May 10, 2024	/s/ Jean-Pierre Lapointe
Jean-Pierre Lapointe
Executive Vice President and Chief Financial Officer