Form 10-Q
period 2024-06-30
NB Bancorp, Inc.
filed 2024-08-09
CIK 1979330

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, 42,705,729 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

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

Part I. – Financial Information

Item 1. Financial Statements

NB Bancorp, Inc.
Consolidated Balance Sheets
June 30, 2024 (Unaudited) and December 31, 2023
(in thousands except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Cash and due from banks	$170,255	$90,485
Federal funds sold	158,687	182,106
Total cash and cash equivalents	328,942	272,591

Available-for-sale securities, at fair value	205,065	189,465

Loans receivable, net of deferred fees	4,097,278	3,889,279
Allowance for credit losses	(37,857)	(32,222)
Net loans	4,059,421	3,857,057

Accrued interest receivable	19,007	17,284
Banking premises and equipment, net	35,290	35,531
Federal Home Loan Bank ("FHLB") stock, at cost	4,767	14,558
Federal Reserve Bank stock, at cost	11,333	10,323
Non-public investments	16,053	13,852
Bank-owned life insurance ("BOLI")	51,321	50,516
Prepaid expenses and other assets	55,330	53,109
Deferred income tax asset, net	18,872	19,126
Total assets	$4,805,401	$4,533,412

Liabilities and shareholders' equity

Deposits	$3,917,905	$3,387,348
Mortgagors' escrow accounts	4,022	4,229
FHLB borrowings	60,835	283,338
Accrued expenses and other liabilities	58,098	81,325
Accrued retirement liabilities	20,079	19,213
Total liabilities	4,060,939	3,775,453

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized; 42,705,729 shares issued and outstanding at June 30, 2024 and December 31, 2023	427	427
Additional paid-in capital	416,845	417,030
Unallocated common shares held by the Employee Stock Ownership Plan ("ESOP")	(46,002)	(13,774)
Retained earnings	384,327	366,173
Accumulated other comprehensive loss	(11,135)	(11,897)
Total shareholders' equity	744,462	757,959
Total liabilities and shareholders' equity	$4,805,401	$4,533,412

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Income
(Unaudited - Dollars in thousands, except per share data)

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2024	2023		2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$65,271		$50,040	$129,270		$93,800
Interest on securities	1,690		1,390	2,968		2,507
Interest on cash equivalents and other	4,161		818	7,075		1,958
Total interest and dividend income	71,122		52,248	139,313		98,265

INTEREST EXPENSE
Interest on deposits	31,579		17,467	59,795		29,760
Interest on borrowings	821		3,040	2,164		5,546
Total interest expense	32,400		20,507	61,959		35,306

NET INTEREST INCOME	38,722		31,741	77,354		62,959

PROVISION FOR CREDIT LOSSES
Provision for credit losses - loans	4,429		3,958	8,319		6,030
Provision for (release of) credit losses - unfunded commitments	(762)		86	(223)		86
Total provision for credit losses	3,667		4,044	8,096		6,116

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	35,055		27,697	69,258		56,843

NON-INTEREST INCOME
Customer service fees	1,872		1,573	3,754		3,270
Increase in cash surrender value of BOLI	404		372	805		743
Mortgage banking income	428		138	539		368
Swap contract income	265		1,001	752		1,108
Employee retention credit income	—		—	—		3,452
Other income	12		11	635		22
	2,981		3,095	6,485		8,963

NON-INTEREST EXPENSES
Salaries and employee benefits	16,746		14,398	34,307		29,375
Director and professional service fees	2,270		1,712	4,178		3,376
Occupancy and equipment expenses	1,461		1,272	2,797		2,647
Data processing expenses	2,325		1,722	4,320		3,439
Marketing and charitable contribution expenses	1,095		864	1,837		2,054
FDIC and state insurance assessments	633		937	994		1,629
General and administrative expenses	1,684		1,432	3,348		2,850
	26,214		22,337	51,781		45,370

INCOME BEFORE TAXES	11,822		8,455	23,962		20,436

INCOME TAXES	2,369		2,230	5,808		5,459

NET INCOME	$9,453		$6,225	$18,154		$14,977

Weighted average common shares outstanding, basic	39,289,271		N/A	39,490,552		N/A
Weighted average common shares outstanding, diluted	39,289,271		N/A	39,490,552		N/A
Earnings per share, basic	$0.24	$	N/A	0.46	$	N/A
Earnings per share, diluted	$0.24	$	N/A	0.46	$	N/A

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited - Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
NET INCOME	$9,453	$6,225	$18,154	$14,977

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net change in fair value of available-for-sale securities	550	(1,003)	762	280
Net change in fair value of cash flow hedge	—	(36)	—	(231)
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX:	550	(1,039)	762	49
TOTAL COMPREHENSIVE INCOME, NET OF TAX	$10,003	$5,186	$18,916	$15,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited - Dollars in thousands)

	For the Three Months Ended
	Shares of			Unallocated		Accumulated
	Common		Additional	Common		Other
	Stock		Paid-In	Stock Held by	Retained	Comprehensive
	Outstanding	Common Stock	Capital	ESOP	Earnings	Income (Loss)	Total
Balance, March 31, 2023	—	$—	$—	$—	$365,100	$(13,313)	$351,787
Net income	—	—	—	—	6,225	—	6,225
Other comprehensive income, net of tax	—	—	—	—	—	(1,039)	(1,039)
Balance, June 30, 2023	—	$—	$—	$—	$371,325	$(14,352)	$356,973

Balance, March 31, 2024	42,705,729	$427	$416,812	$(46,590)	$374,874	$(11,685)	$733,838
Net income	—	—	—	—	9,453	—	9,453
Other comprehensive income, net of tax	—	—	—	—	—	550	550
ESOP shares committed to be released (42,589 shares)	—	—	33	588	—	—	621
Balance, June 30, 2024	42,705,729	$427	$416,845	$(46,002)	$384,327	$(11,135)	$744,462

	For the Six Months Ended
	Shares of			Unallocated		Accumulated
	Common		Additional	Common		Other
	Stock		Paid-In	Stock Held by	Retained	Comprehensive
	Outstanding	Common Stock	Capital	ESOP	Earnings	Income (Loss)	Total
Balance, December 31, 2022	—	$—	$—	$—	$358,466	$(14,401)	$344,065
Adoption of ASU 2016-13	—	—	—	—	(2,118)	—	(2,118)
Net income	—	—	—	—	14,977	—	14,977
Other comprehensive loss, net of tax	—	—	—	—	—	49	49
Balance, June 30, 2023	—	$—	$—	$—	$371,325	$(14,352)	$356,973

Balance, December 31, 2023	42,705,729	$427	$417,030	$(13,774)	$366,173	$(11,897)	$757,959
Net income	—	—	—	—	18,154	—	18,154
Other comprehensive loss, net of tax	—	—	—	—	—	762	762
Net costs from stock offering and issuance of common shares	—	—	(225)	—	—	—	(225)
Purchase of common shares by the ESOP (2,416,458 shares)	—	—	—	(33,397)	—	—	(33,397)
ESOP shares committed to be released (84,709 shares)	—	—	40	1,169	—	—	1,209
Balance, June 30, 2024	42,705,729	$427	$416,845	$(46,002)	$384,327	$(11,135)	$744,462

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited - Dollars in thousands)

	For the Six Months Ended
	June 30, 2024	June 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,154	$14,977
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of available-for-sale securities	(138)	(230)
Amortization of core deposit intangible	74	74
Provision for credit losses	8,096	6,116
Loan hedge fair value adjustments, including amortization	55	79
Change in net deferred loan origination fees	102	2,878
Mortgage loans originated for sale	(2,759)	(1,937)
Proceeds from sale of mortgage loans held for sale	14,102	1,943
Gain on sale of mortgage loans	(161)	(6)
Depreciation and amortization expense	1,402	1,332
Increase in cash surrender values of BOLI	(805)	(743)
Deferred income tax benefit	(20)	(22)
ESOP expense	1,209	—
Changes in operating assets and liabilities:
Accrued interest receivable	(1,723)	(1,926)
Prepaid expenses and other assets	(2,295)	(4,576)
Income tax refunds receivable	—	3,483
Accrued expenses and other liabilities	(23,004)	727
Accrued retirement liabilities	866	1,113

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,155	23,282

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and purchases, net of repayments	(222,227)	(510,296)
Purchases of available-for-sale securities	(35,860)	(26,725)
Proceeds from maturities, calls and paydowns of available-for-sale securities	21,434	58,808
Redemptions (purchases) of Federal Home Loan Bank stock, net	9,791	(3,403)
Purchases of Federal Reserve stock, net	(1,010)	(1,331)
Recoveries of loans previously charged off	205	526
Net change in non-public investments	(2,201)	(1,076)
Purchases of banking premises and equipment	(1,161)	(1,970)

NET CASH USED IN INVESTING ACTIVITIES	(231,029)	(485,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	530,557	374,928
Net costs from stock offering and issuance of common shares	(225)	—
Purchase of common shares held by ESOP	(33,397)	—
Net change in mortgagors' escrow accounts	(207)	(323)
Increase (decrease) in FHLB borrowings, net	(222,503)	44,555

NET CASH PROVIDED BY FINANCING ACTIVITIES	274,225	419,160

NET CHANGE IN CASH AND CASH EQUIVALENTS	56,351	(43,025)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	272,591	156,545

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$328,942	$113,520

Supplemental disclosure of cash paid during the period for:
Interest	$58,913	$33,716
Income taxes	$11,092	$1,995

Supplemental disclosure of non-cash transactions:
Cumulative effect adjustment of adoption of ASC 326, net of income taxes	$—	$2,118
Unrealized gains on available-for-sale securities	1,036	350
Unrealized holding losses on cash flow hedge	—	(321)
Mortgage loans transferred to loans held for sale	11,182	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Conversion

Effective December 27, 2023, NB Financial, MHC (the “MHC”), the former mutual holding company of Needham Bank (the “Bank”) and the predecessor to, NB Bancorp, Inc. (the “Company”), consummated its mutual to stock conversion and the Company consummated its related stock offering. In the offering, the Company sold 40,997,500 shares of common stock, par value $0.01 per share, at a per share price of $10.00 for gross offering proceeds of $410.0 million. Additionally, the Company contributed 1,708,229 shares and $2.0 million in cash to the Needham Bank Charitable Foundation (the “Foundation”). The shares of the Company’s common stock sold in the offering began trading on The Nasdaq Capital Market on December 28, 2023 under the symbol “NBBK.”

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2024 and the results of operations and cash flows for the interim periods ended June 30, 2024 and 2023. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

Subsequent events are events or transactions that occur after the balance sheet date but before consolidated financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the consolidated balance sheet, including the estimates inherent in the process of preparing consolidated financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the consolidated balance sheet but arose after that date.

Note 3 –Securities

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

Securities have been classified on the consolidated balance sheets according to management’s intent. The following tables summarize the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses at the dates indicated:

	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gain	Loss	Credit Losses	Fair Value

June 30, 2024	(in thousands)
Available-for-Sale Debt Securities:
U.S. Treasury securities	$79,900	$1	$(2,062)	$—	$77,839
U.S. Government agencies	3,998	1	—	—	3,999
Agency mortgage-backed securities	12,562	1	(1,912)	—	10,651
Agency collateralized mortgage obligations	2,694	—	(586)	—	2,108
Corporate bonds	102,228	13	(8,317)	—	93,924
Municipal obligations	17,451	—	(907)	—	16,544
Total	$218,833	$16	$(13,784)	$—	$205,065

	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gain	Loss	Credit Losses	Fair Value

December 31, 2023	(in thousands)
Available-for-Sale Debt Securities:
U.S. Treasury securities	$66,874	$27	$(2,549)	$—	$64,352
Agency mortgage-backed securities	13,154	5	(1,729)	—	11,430
Agency collateralized mortgage obligations	2,987	—	(569)	—	2,418
Corporate bonds	101,244	5	(9,014)	—	92,235
Municipal obligations	20,010	—	(980)	—	19,030
Total	$204,269	$37	$(14,841)	$—	$189,465

The Company did not record a provision for estimated credit losses on any available-for-sale securities for the three and six months ended June 30, 2024. Excluded from the table above is accrued interest on available-for-sale securities of $1.5 million at June 30, 2024 and December 31, 2023, which is included within accrued interest receivable on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on available-for-sale securities for the three and six months ended June 30, 2024. No securities held by the Company were delinquent on contractual payments at June 30, 2024, nor were any securities placed on non-accrual status for the three and six months then ended.

The following is a summary of actual maturities of certain available-for-sale securities as of June 30, 2024. The amortized cost and fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Agency mortgage-backed securities and collateralized mortgage obligations are presented as separate lines as paydowns are expected to occur before contractual maturity dates.

	Available-for-Sale
	Amortized Cost	Fair Value

	(in thousands)

Within one year	$66,063	$65,763
Over one year to five years	100,023	94,168
Over five years to ten years	37,491	32,375
	203,577	192,306
Agency mortgage-backed securities	12,562	10,651
Agency collateralized mortgage obligations	2,694	2,108
	$218,833	$205,065

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of securities during the three and six months ended June 30, 2024 and 2023.

The carrying value of securities pledged to secure borrowings from the Federal Reserve Bank was $48.4 million and $49.6 million as of June 30, 2024 and December 31, 2023, respectively.

The following tables present fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated.

		Less than 12 Months		12 Months or More		Total

		(Dollars in thousands)
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
June 30, 2024	Number of Securities	Losses	Value	Losses	Value	Losses	Value
U. S. Treasuries	17	$(20)	$32,914	$(2,042)	$34,941	$(2,062)	$67,855
Agency mortgage-backed securities	18	—	—	(1,912)	10,390	(1,912)	10,390
Agency collateralized mortgage obligations	5	—	—	(586)	2,108	(586)	2,108
Corporate bonds	32	(1,218)	8,782	(7,099)	73,130	(8,317)	81,912
Municipal obligations	11	(168)	1,831	(739)	14,713	(907)	16,544
Total	83	$(1,406)	$43,527	$(12,378)	$135,282	$(13,784)	$178,809

		Less than 12 Months		12 Months or More		Total

		(Dollars in thousands)
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2023	Number of Securities	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	15	$(95)	$7,884	$(2,454)	$46,515	$(2,549)	$54,399
Agency mortgage-backed securities	18	—	—	(1,729)	11,124	(1,729)	11,124
Agency collateralized mortgage obligations	5	—	—	(569)	2,418	(569)	2,418
Corporate bonds	33	(1,135)	6,866	(7,879)	78,365	(9,014)	85,231
Municipal obligations	13	(181)	1,819	(799)	17,211	(980)	19,030
Total	84	$(1,411)	$16,569	$(13,430)	$155,633	$(14,841)	$172,202

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Included in corporate bonds are investments in senior and subordinated debt of banks and bank holding companies, some of which do not have investment ratings.

At June 30, 2024, available-for-sale debt securities had unrealized losses with aggregate depreciation of 8.4%, from the Company’s amortized cost basis. These unrealized losses relate to changes in market interest rates since acquiring the securities. As management has the intent and ability to hold debt securities until maturity or cost recovery, no allowance for credit losses on securities is deemed necessary as of June 30, 2024.

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

For those loans that do not share similar risk characteristics, the Company evaluates the ACL needs on an individual (or loan by loan) basis. This population of individually evaluated loans (or loan relationships with the same primary source of repayment) is determined on a quarterly basis and consists of loans with a risk rating of substandard or worse, a balance exceeding $500,000, and loan terms differing significantly from other pooled loans. In accordance with the Company’s policy, non-accrual residential real estate loans that are well secured (loan-to-value <75%) are not considered to warrant a downgrade to substandard risk rating and are therefore excluded from individually evaluated loans.

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

In the ordinary course of business, the Company enters into commitments to extend credit. Such financial instruments are recorded in the consolidated financial statements when they are funded. The credit risk associated with these commitments is evaluated in a manner similar to the ACL on loans. The reserve for unfunded commitments is included in other liabilities on the consolidated balance sheets.

Loans consist of the following as of the dates stated:

	June 30, 2024		December 31, 2023

	Amount	Percent	Amount	Percent

	(Dollars in thousands)

One-to-four-family residential	$1,118,698	27.27%	$1,097,486	28.18%
Home equity	105,698	2.58%	97,270	2.50%
Total residential real estate	1,224,396	29.85%	1,194,756	30.68%

Commercial real estate	1,224,211	29.84%	1,169,859	30.05%
Multi-family residential	267,544	6.52%	209,982	5.39%
Total commercial real estate	1,491,755	36.36%	1,379,841	35.44%
Construction and land development	576,330	14.05%	622,823	15.99%
Commercial and industrial	586,332	14.29%	491,918	12.63%
Total commercial	2,654,417	64.70%	2,494,582	64.06%

Consumer, net of premium/discount	223,497	5.45%	204,871	5.26%

Total loans	4,102,310	100.00%	3,894,209	100.00%
Deferred fees, net	(5,032)		(4,930)
Allowance for credit losses	(37,857)		(32,222)
Net loans	$4,059,421		$3,857,057

Included in the above are approximately $415.2 million and $365.9 million in loans to borrowers in the cannabis industry at June 30, 2024 and December 31, 2023, respectively. Of that total, $252.7 million and $207.7 million were direct loans to cannabis companies and were collateralized by real estate at June 30, 2024 and December 31, 2023, respectively. For the two most recent reporting periods ended December 31, 2023 and March 31, 2024, the Company disclosed loans to borrowers in the cannabis industry of $320.5 million and $334.3 million, respectively. Based on revised classifications, the amount of loans to borrowers in the cannabis industry at December 31, 2023 and March 31, 2024 was $365.9 million and $373.4 million, respectively. The reclassification did not have a significant impact on the calculation of the allowance for credit losses.

During the three months ended June 30, 2024 and 2023, the Company purchased approximately $14.1 million and $20.6 million of consumer loan pools, respectively. During the six months ended June 30, 2024 and 2023, the Company purchased approximately $19.6 million and $25.6 million of consumer loan pools, respectively. The loans purchased during the three and six months ended June 30, 2024 and 2023 included loan pools collateralized by boats, recreational vehicles, automobiles and solar panels. The outstanding balances of these consumer purchased loan pools, shown net of premium (discount) are as follows as of the dates stated:

	June 30, 2024
	Gross Loan	Premium (Discount)	Net Loan

	(in thousands)

Student loans	$7,919	$45	$7,964
Boat and RV loans	53,038	1,269	54,307
Automobile loans	31,036	—	31,036
Solar panel loans	58,425	(5,255)	53,170
Home improvement loans	48,532	(20)	48,512
Total	$198,950	$(3,961)	$194,989

	December 31, 2023
	Gross Loan	Premium (Discount)	Net Loan

	(in thousands)

Student loans	$8,989	$49	$9,038
Boat and RV loans	58,483	1,422	59,905
Automobile loans	14,662	—	14,662
Solar panel loans	61,430	(5,443)	55,987
Home improvement loans	53,220	(26)	53,194
Total	$196,784	$(3,998)	$192,786

The carrying value of loans pledged to secure advances from the FHLB were $1.25 billion and $1.24 billion as of June 30, 2024 and December 31, 2023, respectively.

The following table presents the aging of the amortized cost of loans receivable by loan category as of the date stated:

	June 30, 2024
		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans

	(in thousands)
Real estate loans:
One-to-four-family residential	$1,111,200	$2,804	$443	$—	$4,251	$1,118,698
Home equity	104,386	611	65	—	636	105,698
Commercial real estate	1,213,039	4,116	—	—	7,056	1,224,211
Multi-family residential	267,544	—	—	—	—	267,544
Construction and land development	574,094	—	—	—	2,236	576,330
Commercial and industrial	581,359	398	—	—	4,575	586,332
Consumer	217,954	2,582	987	—	1,974	223,497
Total	$4,069,576	$10,511	$1,495	$—	$20,728	$4,102,310

	December 31, 2023
		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans

	(in thousands)
Real estate loans:
One-to-four-family residential	$1,091,483	$1,903	$—	$—	$4,100	$1,097,486
Home equity	96,327	288	65	—	590	97,270
Commercial real estate	1,166,702	2,735	—	—	422	1,169,859
Multi-family residential	209,982	—	—	—	—	209,982
Construction and land development	622,813	—	—	—	10	622,823
Commercial and industrial	487,777	2	1	—	4,138	491,918
Consumer	198,450	3,928	955	—	1,538	204,871
Total	$3,873,534	$8,856	$1,021	$—	$10,798	$3,894,209

The following table presents the amortized cost of nonaccrual loans receivable by loan category as of the dates stated:

	June 30, 2024			December 31, 2023

	Nonaccrual	Nonaccrual	Total	Nonaccrual	Nonaccrual	Total
	Loans with	Loans with	Nonaccrual	Loans with	Loans with	Nonaccrual
	No ACL	an ACL	Loans	No ACL	an ACL	Loans

	(In thousands)
Real estate loans:
One-to-four-family residential	$4,251	$—	$4,251	$4,100	$—	$4,100
Home equity	636	—	636	590	—	590
Commercial real estate	893	6,163	7,056	422	—	422
Multi-family residential	—	—	—	—	—	—
Construction and land development	2,236	—	2,236	10	—	10
Commercial and industrial	813	3,762	4,575	376	3,762	4,138
Consumer	1,974	—	1,974	1,538	—	1,538
Total	$10,803	$9,925	$20,728	$7,036	$3,762	$10,798

During the three and six months ended June 30, 2024, the Company reversed $149,000 of interest income for loans that were placed on non-accrual. During the three and six months ended June 30, 2023, the Company did not reverse any interest income for loans that were placed on non-accrual.

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

The following table presents the amortized cost of loans receivable by internal risk grade by year of origination as of June 30, 2024. Also presented are current period gross charge-offs by loan type and vintage year for the three months ended June 30, 2024:

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
One-to-Four-Family Residential
Grade:
Pass	1-5	$54,666	$149,209	$265,524	$252,733	$124,224	$241,924	$29,463	$1,117,743
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	881	74	955
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$54,666	$149,209	$265,524	$252,733	$124,224	$242,805	$29,537	$1,118,698
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Home Equity
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$65	$105,633	$105,698
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$—	$—	$—	$65	$105,633	$105,698
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Grade:
Pass	1-5	$8,484	$395,409	$326,053	$59,011	$102,176	$257,669	$63,111	$1,211,913
Special Mention	6	—	—	—	—	—	5,242	—	5,242
Substandard	7	—	—	474	—	—	6,582	—	7,056
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$8,484	$395,409	$326,527	$59,011	$102,176	$269,493	$63,111	$1,224,211
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Multi-Family
Grade:
Pass	1-5	$—	$7,573	$91,849	$71,821	$36,339	$54,724	$5,238	$267,544
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$7,573	$91,849	$71,821	$36,339	$54,724	$5,238	$267,544
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Grade:
Pass	1-5	$74,051	$208,722	$249,254	$31,822	$6,767	$3,478	$—	$574,094
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	2,226	—	—	—	—	2,226
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$74,051	$208,722	$251,480	$31,822	$6,767	$3,488	$—	$576,330
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade:
Pass	1-5	$29,913	$64,442	$78,003	$43,649	$7,226	$16,131	$336,580	$575,944
Special Mention	6	—	—	—	—	1,037	—	194	1,231
Substandard	7	—	—	—	—	354	4,217	4,586	9,157
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$29,913	$64,442	$78,003	$43,649	$8,617	$20,348	$341,360	$586,332
Current period gross charge-offs		$—	$—	$—	$22	$—	$—	$—	$22

Consumer
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		31,469	34,358	74,483	52,672	9,879	18,786	1,850	223,497
Total		$31,469	$34,358	$74,483	$52,672	$9,879	$18,786	$1,850	$223,497
Current period gross charge-offs		$—	$87	$319	$473	$39	$1	$5	$924

Total Loans
Grade:
Pass	1-5	$167,114	$825,355	$1,010,683	$459,036	$276,732	$573,991	$540,025	$3,852,936
Special Mention	6	—	—	—	—	1,037	5,242	194	6,473
Substandard	7	—	—	2,700	—	354	11,680	4,660	19,394
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		31,469	34,358	74,483	52,672	9,879	18,786	1,850	223,497
Total		$198,583	$859,713	$1,087,866	$511,708	$288,002	$609,709	$546,729	$4,102,310
Current period gross charge-offs		$—	$87	$319	$495	$39	$1	$5	$946

(1) Consumer loans are not formally risk rated and included $2.0 million of loans on non-accrual as of June 30, 2024.

The following table presents the amortized cost of loans receivable by internal risk grade by year of origination as of December 31, 2023. Also presented are current period gross charge-offs by loan type and vintage year for the three months ended December 31, 2023:

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
One-to-Four-Family Residential
Grade:
Pass	1-5	$152,802	$272,447	$256,666	$128,181	$78,739	$174,586	$33,088	$1,096,509
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	898	79	977
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$152,802	$272,447	$256,666	$128,181	$78,739	$175,484	$33,167	$1,097,486
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Home Equity
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$69	$97,201	$97,270
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$—	$—	$—	$69	$97,201	$97,270
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Grade:
Pass	1-5	$380,858	$319,868	$59,555	$102,791	$99,316	$165,670	$29,904	$1,157,962
Special Mention	6	—	—	—	—	6,183	5,714	—	11,897
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$380,858	$319,868	$59,555	$102,791	$105,499	$171,384	$29,904	$1,169,859
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Multi-Family
Grade:
Pass	1-5	$7,583	$101,550	$22,358	$21,671	$42,776	$14,044	$—	$209,982
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$7,583	$101,550	$22,358	$21,671	$42,776	$14,044	$—	$209,982
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Grade:
Pass	1-5	$157,380	$305,558	$127,720	$20,929	$10,333	$—	$893	$622,813
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$157,380	$305,558	$127,720	$20,929	$10,333	$10	$893	$622,823
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade:
Pass	1-5	$58,678	$88,286	$45,960	$8,080	$3,038	$16,178	$262,506	$482,726
Special Mention	6	—	—	250	—	—	475	—	725
Substandard	7	—	—	—	—	119	3,762	4,586	8,467
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$58,678	$88,286	$46,210	$8,080	$3,157	$20,415	$267,092	$491,918
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		36,453	83,720	53,404	9,826	10,896	8,700	1,872	204,871
Total		$36,453	$83,720	$53,404	$9,826	$10,896	$8,700	$1,872	$204,871
Current period gross charge-offs		$42	$572	$585	$228	$72	$18	$1	$1,518

Total Loans
Grade:
Pass	1-5	$757,301	$1,087,709	$512,259	$281,652	$234,202	$370,547	$423,592	$3,667,262
Special Mention	6	—	—	250	—	6,183	6,189	—	12,622
Substandard	7	—	—	—	—	119	4,660	4,665	9,444
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		36,453	83,720	53,404	9,826	10,896	8,700	1,872	204,871
Total		$793,754	$1,171,429	$565,913	$291,478	$251,400	$390,106	$430,129	$3,894,209
Current period gross charge-offs		$42	$572	$585	$228	$72	$18	$1	$1,518

(1) Consumer loans are not formally risk rated and included $1.5 million of loans on non-accrual as of December 31, 2023.

The following table presents an analysis of the change in the ACL by major loan segment for the periods stated:

	For the Three Months Ended June 30, 2024
	One-to-Four				Construction
	Family		Commercial		and Land	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
Balance at March 31, 2024	$1,937	$129	$6,045	$578	$5,734	$10,979	$8,904	$—	$34,306
Provision for (release of) credit losses	23	8	996	(96)	702	1,486	1,310		4,429
Charge-offs	—	—	—	—	—	(22)	(924)	—	(946)
Recoveries of loans previously charged-off	—	—	—	—	—	14	54	—	68

Balance at June 30, 2024	$1,960	$137	$7,041	$482	$6,436	$12,457	$9,344	$—	$37,857

	For the Six Months Ended June 30, 2024
	One-to-Four				Construction
	Family		Commercial		and Land	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
Balance at December 31, 2023	$1,835	$117	$5,698	$378	$7,630	$10,878	$5,686	$—	$32,222
Provision for (release of) credit losses	125	20	1,343	104	(1,194)	1,919	6,002		8,319
Charge-offs	—	—	—	—	—	(391)	(2,498)	—	(2,889)
Recoveries of loans previously charged-off	—	—	—	—	—	51	154	—	205

Balance at June 30, 2024	$1,960	$137	$7,041	$482	$6,436	$12,457	$9,344	$—	$37,857

	For the Three Months Ended June 30, 2023
	One to Four
	Family		Commercial		Construction and	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Land Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
Balance at March 31, 2023	$3,378	$295	$7,458	$843	$3,547	$10,481	$1,929	$—	$27,931
Provision for (release of) credit losses	131	24	1,364	(40)	171	1,834	474	—	3,958
Charge offs	—	—	—	—	—	—	(633)	—	(633)
Recoveries of loans previously charged off	—	—	—	—	—	12	205	—	217

Balance at June 30, 2023	$3,509	$319	$8,822	$803	$3,718	$12,327	$1,975	$—	$31,473

	For the Six Months Ended June 30, 2023
	One to Four
	Family		Commercial		Construction and	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Land Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
Balance at December 31, 2022	$3,485	$258	$5,785	$753	$3,846	$8,255	$1,403	$1,243	$25,028
Adjustment to allowance for adoption of ASU 2016-13	266	13	822	—	(246)	932	615	(1,243)	1,159
Provision for (release of) credit losses	(242)	48	2,215	50	118	3,116	725	—	6,030
Charge offs	—	—	—	—	—	—	(1,270)	—	(1,270)
Recoveries of loans previously charged off	—	—	—	—	—	24	502	—	526

Balance at June 30, 2023	$3,509	$319	$8,822	$803	$3,718	$12,327	$1,975	$—	$31,473

The following table presents the amortized cost of collateral-dependent loans as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023

	(in thousands)

One-to-four-family residential	$955	$977
Commercial real estate	7,056	—
Construction and land development	2,236	10
Commercial and industrial	8,803	8,443
Total	$19,050	$9,430

The Company closely monitors the performance of borrowers experiencing financial difficulty to understand the effectiveness of its loan modification efforts. During the three and six months ended June 30, 2024, the Company modified one commercial real estate loan with an amortized cost basis of $6.2 million, or 0.01% of total commercial real estate loans, through an interest rate reduction and maturity extension. The modified loan has performed in accordance with its modified terms during the three and six months ended June 30, 2024. The Company did not modify any loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023.

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

Director Pension Plan – The Company has a director defined benefit pension plan (“Director Pension Plan”), covering directors who were in service prior to 2023 and have met the plan’s vesting requirements. The Company’s liabilities for the Director Pension Plan are calculated by an independent actuary who used the “projected unit credit” actuarial method to determine the normal cost and actuarial liability. The liability for the Director Pension Plan amounted to $5.9 million and $5.7 million as of June 30, 2024 and December 31, 2023, respectively, and are recorded on the consolidated balance sheets. The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $181,000 and $283,000 for the three months ended June 30, 2024 and 2023, respectively, and $361,000 and $566,000 for the six months ended June 30, 2024 and 2023, respectively.

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

The Deferred Comp Plan was provided to key management of the Company and results in 5% - 20% of the employee’s then current base salary being credited to the participant’s account annually, subject to increases in annual base compensation and the possibility of additional discretionary contributions.

The employees vest at varying dates in accordance with each individual’s deferred compensation participation agreement; however, all key officers will be fully vested upon the attainment of age 65.

The obligations under these plans are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $2.5 million and $2.4 million as of June 30, 2024 and December 31, 2023, respectively. The expense under these plans (recorded in salaries and employee benefits in the consolidated statements of income) approximated $100,000 and $89,000 for the three months ended June 30, 2024 and 2023, respectively, and $200,000 and $177,000 for the six months ended June 30, 2024 and 2023, respectively.

Long-Term Incentive Plan – In January 2020, the Company put into place a long-term incentive plan for certain members of its management team where benefits are awarded annually on a discretionary basis and cliff vest after three years. Under this plan, individuals are granted “phantom shares” and benefits are accrued based upon the projected growth of the Bank’s capital. The obligations under this plan are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $11.7 million and $11.1 million as of June 30, 2024 and December 31, 2023, respectively. The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $1.8 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively, and $3.2 million and $2.2 million for the six months ended June 30, 2024 and 2023, respectively.

401(k) Plan – The Company has an employee tax deferred incentive plan (the “401(k) plan”) under which the Company makes voluntary contributions within certain limitations. All employees who meet specified age and length of service requirements are eligible to participate in the 401(k) plan.

The amount contributed by the Company to the 401(k) Plan is included in salaries and employee benefits expense. The amounts contributed to the 401(k) plan for the three months ended June 30, 2024 and 2023 were $726,000 and $476,000, respectively, and $1.3 million and $934,000 for the six months ended June 30, 2024 and 2023, respectively.

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

The Company accounts for its ESOP in accordance with FASB ASC 718-40, Compensation – Stock Compensation. Under this guidance, unreleased shares are deducted from shareholders’ equity as unearned ESOP shares on the accompanying consolidated balance sheets.

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

Total compensation expense recognized in connection with the ESOP was $628,000 and $1.2 million for the three and six months ended June 30, 2024, respectively. The Company did not recognize any compensation expense related to the ESOP for the three and six months ended June 30, 2023. The following table presents share information held by the ESOP:

	As of
	June 30, 2024	December 31, 2023

	(Dollars in thousands)

Allocated shares	—	—
Shares committed to be released	84,709	—
Unallocated shares	3,331,749	1,000,000
Total shares	3,416,458	1,000,000
Fair value of unallocated shares	$50,243	$13,400

Note 6 – Fair Value Measurements

ASC 820-10, Fair Value Measurement – Overall (“ASC 820-10”), provides a framework for measuring fair value under U.S. GAAP. This guidance also allows the Company the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

In accordance with ASC 820-10, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2024 and December 31, 2023.

Available-for-sale securities – Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds (such as U.S. Treasuries), mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities.

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Derivative arrangements – The fair values of derivative arrangements are estimated by the Company using a third-party derivative valuation expert who relies on Level 2 inputs, namely discounted cash flow models to determine a fair value by calculating a settlement termination value with the counterparty.

Assets measured and reported at estimated fair value on a recurring basis are summarized below:

June 30, 2024	Level 1	Level 2	Level 3	Fair Value

Assets:	(in thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$77,839	$—	$—	$77,839
U.S. Government agencies	—	3,999	—	3,999
Agency mortgage-backed securities	—	10,651	—	10,651
Agency collateralized mortgage obligations	—	2,108	—	2,108
Corporate bonds	—	85,038	8,886	93,924
Municipal obligations	—	16,544	—	16,544
Total available-for-sale debt securities	$77,839	$118,340	$8,886	$205,065

Derivative assets	$—	$28,981	$—	$28,981

Liabilities:
Derivative liabilities	$—	$28,985	$—	$28,985

December 31, 2023	Level 1	Level 2	Level 3	Fair Value

Assets:	(in thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$64,352	$—	$—	$64,352
Agency mortgage-backed securities	—	11,430	—	11,430
Agency collateralized mortgage obligations	—	2,418	—	2,418
Corporate bonds	—	82,367	9,868	92,235
Municipal obligations	—	19,030	—	19,030
Total available-for-sale debt securities	$64,352	$115,245	$9,868	$189,465

Derivative assets	$—	$27,769	$—	$27,769

Liabilities:
Derivative liabilities	$—	$27,786	$—	$27,786

The Company had no purchases, sales, transfers or changes in fair value of level 3 assets during the three months ended June 30, 2024 and 2023.

The Company may also be required from time to time to measure certain other assets on a non-recurring basis in accordance with U.S. GAAP. Any adjustments to fair value usually result in write-downs of individual assets.

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

The Company had no liabilities measured at fair value on a non-recurring basis.

The following table summarizes assets measured at fair value on a non-recurring basis:

	June 30, 2024
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)
Collateral-dependent loans	$—	$—	$13,052	$13,052
Mortgage servicing rights	$—	$—	$2,738	$2,738

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)
Collateral-dependent loans	$—	$—	$4,432	$4,432
Mortgage servicing rights	$—	$—	$2,640	$2,640

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

	Significant	Significant
	Valuation	Observable	Unobservable
	Technique	Inputs	Inputs
Collateral-dependent loans	Appraisal Value/ Comparison Sales	Appraisals and/or sales of comparable properties	Appraisals discounted 5 to 20% for sales commission and other holding costs

Mortgage servicing rights	Discounted Cash Flows	Comparable sales	Weighted average discount rate - 12% Constant prepayment rate – 6.10%

ASC Topic 825, Financial Instruments (ASC 825), requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.

ASC 825, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. For June 30, 2024 and December 31, 2023, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

The following tables present the estimated fair values, related carrying amounts, and valuation level of the financial instruments as of the dates stated:

	June 30, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Financial Assets:
Cash and cash equivalents	$328,942	$328,942	$328,942	$—	$—
Loans receivable, net	4,059,421	3,956,755	—	—	3,956,755
Accrued interest receivable	19,007	19,007	19,007	—	—
FHLB stock	4,767	4,767	—	4,767	—
Federal Reserve Bank stock	11,333	11,333	—	11,333	—
Non-public investments	16,053	16,053	—	—	16,053
BOLI	51,321	51,321	—	51,321	—

Financial Liabilities:
Deposits, other than time deposits	$2,022,942	$2,022,942	$2,022,942	$—	$—
Time deposits	1,894,963	1,892,492	—	1,892,492	—
FHLB Borrowings	60,835	60,640	—	60,640	—

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Financial Assets:
Cash and cash equivalents	$272,591	$272,591	$272,591	$—	$—
Loans receivable, net	3,857,057	3,732,361	—	—	3,732,361
Accrued interest receivable	17,284	17,284	17,284	—	—
FHLB stock	14,558	14,558	—	14,558	—
Federal Reserve Bank stock	10,323	10,323	—	10,323	—
Non-public investments	13,852	13,852	—	—	13,852
BOLI	50,516	50,516	—	50,516	—

Financial Liabilities:
Deposits, other than time deposits	$1,890,313	$1,890,313	$1,890,313	$—	$—
Time deposits	1,497,035	1,495,008	—	1,495,008	—
FHLB Borrowings	283,338	283,172	—	283,172	—

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of June 30, 2024 and December 31, 2023, the maximum potential amount of the Company’s obligation was $6.7 million and $7.5 million, respectively, for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Financial instruments whose contract amounts represents off-balance sheet credit risk and are not reflected on the Company’s consolidated balance sheets consist of the following at the dates stated:

	As of
	June 30, 2024	December 31, 2023

	(In thousands)

Commitments to originate loans	$20,779	$79,191
Unadvanced funds on lines of credit	413,526	490,847
Unadvanced funds on construction loans	506,031	542,893
Letters of credit	6,741	7,471
	$947,077	$1,120,402

The Bank accrues for credit losses related to off-balance sheet financial instruments. Potential losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for credit losses on loans, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $5.8 million and $6.0 million as of June 30, 2024 and December 31, 2023, respectively. For the three months ended June 30, 2024 and 2023, the Company recorded a release of the allowance for unfunded commitments of $762,000 and a provision for unfunded commitments of $86,000, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded a release of the allowance for unfunded commitments of $223,000 and a provision for unfunded commitments of $86,000, respectively.

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

During September 2021, the Company terminated these last of layer hedges by paying out $2.2 million to the respective third parties. These fees were capitalized into loans receivable and are being amortized against loan income over the contractual lives of the remaining designated residential loans. The unamortized amount of this cost basis adjustment is $982,000 and $1.0 million at June 30, 2024 and December 31, 2023, respectively. During the three months ended June 30, 2024 and 2023, the Company recognized amortization expense related to this cost basis adjustment of $26,000 and $41,000, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized amortization expense related to this cost basis adjustment of $51,000 and $71,000, respectively.

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

The Company executes interest rate swaps and cap agreements with commercial banking customers to facilitate its respective risk management strategies. Those interest rate swap and cap agreements are simultaneously hedged by offsetting interest rate swaps and caps that are executed with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As of June 30, 2024, the Company had 54 interest rate swap agreements with an aggregate notional amount of $355.6 million compared to 52 interest rate swap agreements and one interest rate cap agreement with an aggregate notional amount of $338.6 million related to this program as of December 31, 2023.

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

As of June 30, 2024, the Company had 17 RPAs with an aggregate notional amount of $45.0 million related to this program compared to 16 RPAs with an aggregate notional amount of $44.5 million as of December 31, 2023. These RPAs all represent “participations-in” and generally have terms ranging from five to ten years.

The table below presents the fair value of the Company’s derivative financial instruments not designated as hedging instruments, as well as their classification on the consolidated balance sheets as of the dates stated:

	Derivative	Derivative
	Assets (1)	Liabilities (2)

June 30, 2024	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate products	$28,981	$28,981
RPA credit contracts	—	4
Total derivatives not designated as hedging instruments	$28,981	$28,985

December 31, 2023
Derivatives not designated as hedging instruments:
Interest rate products	$27,769	$27,769
RPA credit contracts	—	17
Total derivatives not designated as hedging instruments	$27,769	$27,786
(1)	Recorded in prepaid expenses and other assets on the consolidated balance sheets.
(2)	Recorded in accrued expenses and other liabilities on the consolidated balance sheets.

The table below presents the financial impact of the Company’s derivative financial instruments not designated as hedges in the consolidated statements of income, caused by changes in fair value for the periods indicated:

	Location of Gain or (Loss)
	Recognized	Three months ended June 30,		Six months ended June 30,
	in Income on Derivative	2024	2023	2024	2023

		(in thousands)
Derivatives Not Designated as Hedging Instruments:
RPA credit contracts-fair value adjustments	Other non-interest income	$2	$6	$13	$3

Swap contract fees, net of brokerage costs, recognized in earnings on the above noted interest rate products and RPA contracts approximated $265,000 and $1.0 million for the three months ended June 30, 2024 and 2023, respectively, and $752,000 and $1.1 million for the six months ended June 30, 2024 and 2023, respectively.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults (or is capable of being declared in default) on any of its indebtedness, then the Company could also be declared in default on its derivative obligations, and it could be required to terminate its derivative positions with the counterparty. The Company also has agreements with certain of its derivative counterparties that contain a provision whereby if the counterparty fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. In order to mitigate counterparty default risk in conjunction with these interest rate products and RPA credit contracts, the Company was required to maintain $9.1 million of collateral deposit accounts with the counterparties to these agreements as of June 30, 2024 and December 31, 2023.

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

The components of other comprehensive income (loss) and related tax effects are as follows for the periods indicated:

	For the Three Months Ended
	June 30, 2024			June 30, 2023

	(In thousands)
	Pre-Tax	Tax (Expense)	After-Tax	Pre-Tax	Tax (Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount

Change in fair value of available-for-sale securities	$741	$(191)	$550	$(1,363)	$360	$(1,003)
Less: Reclassification adjustment for realized gains in net income	—	—	—	—	—	—
Net change in fair value of available-for-sale securities	741	(191)	550	(1,363)	360	(1,003)

Change in fair value of cash flow hedge	—	—	—	(50)	14	(36)
Less: Net cash flow hedge gains (losses) reclassified into interest income or interest expense	—	—	—	—	—	—
Net change in fair value of cash flow hedge, net of tax	—	—	—	(50)	14	(36)

Total other comprehensive income (loss)	$741	$(191)	$550	$(1,413)	$374	$(1,039)

	For the Six Months Ended
	June 30, 2024			June 30, 2023

	(In thousands)
	Pre-Tax	Tax (Expense)	After-Tax	Pre-Tax	Tax (Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount

Change in fair value of available-for-sale securities	$1,036	$(274)	$762	$350	$(70)	$280
Less: Reclassification adjustment for realized gains in net income	—	—	—	—	—	—
Net change in fair value of available-for-sale securities	1,036	(274)	762	350	(70)	280

Change in fair value of cash flow hedge	—	—	—	(321)	90	(231)
Less: Net cash flow hedge gains (losses) reclassified into interest income or interest expense	—	—	—	—	—	—
Net change in fair value of cash flow hedge, net of tax	—	—	—	(321)	90	(231)

Total other comprehensive income (loss)	$1,036	$(274)	$762	$29	$20	$49

The following table presents the components of accumulated other comprehensive loss as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023

	(In thousands)

Net unrealized holding losses on securities available-for-sale, net of tax	$(10,166)	$(10,928)
Unrecognized director pension plan benefits, net of tax	(969)	(969)
Total accumulated other comprehensive loss	$(11,135)	$(11,897)

Note 10 – Regulatory Capital Requirements

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Effective January 1, 2020, the federal banking agencies published a final rule on a Community Bank Leverage Ratio (“CBLR”) Framework that provides a simplified measure of capital adequacy for qualified community banking organizations. Management had determined that the Company meets the standards to qualify under the CBLR framework and opted into this framework for FDIC call reporting purposes during 2020. Under the CBLR framework, a bank that maintains a CBLR of 9.0% (defined as Tier 1 capital divided by total average assets) is considered to have satisfied its capital requirements, determined to be well-capitalized, and will no longer be required to calculate risk-based capital ratios. As of December 31, 2023 the Bank met the minimum requirement with a CBLR of 13.6%.

The Company no longer meets the requirement for the CBLR framework due to its unfunded loan commitments being over 25.0% of its capital for more than two consecutive quarters. As a result, the Company operated under the risk-based framework for the three and six months ended June 30, 2024. Under this framework, quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Common Equity Tier 1 Capital to Risk-Weighted Assets, and Tier 1 Capital to Total Average Assets (as defined in the regulations). Management believes, as of June 30, 2024, that the Company and the Bank meet all capital adequacy requirements to which each is subject.

As of June 30, 2024, the Company and the Bank were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are presented in the table as of the dates indicated:

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2024	(in thousands)

Total Capital	$646,826	14.6%	$353,544	8.0%	$441,930	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	603,178	13.6%	265,158	6.0%	353,544	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	603,178	13.6%	198,869	4.5%	287,255	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	603,178	13.2%	182,896	4.0%	228,620	5.0%
(to Total Average Assets)

The Company’s consolidated capital ratios are consistent with the Bank’s regulatory capital ratios as reported above for June 30, 2024 and December 31, 2023.

Note 11 – Earnings Per Share (“EPS”)

Basic EPS represents net income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options) were issued during the period, computed using the treasury stock method. There were no securities that had a dilutive effect during the three and six months ended June 30, 2024 and 2023. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2024	2023		2024	2023

	(Dollars in thousands, except per share data)

Net income applicable to common shares	$9,453	$	N/A	$18,154	$	N/A

Average number of common shares outstanding	42,705,729		N/A	42,705,729		N/A
Less: average unallocated ESOP shares	(3,416,458)		N/A	(3,215,177)		N/A
Average number of common shares outstanding used to calculate basic EPS	39,289,271		N/A	39,490,552		N/A
Common stock equivalents	—		N/A	—		N/A
Average number of common shares outstanding used to calculate diluted EPS	39,289,271		N/A	39,490,552		N/A
Earnings per common share:			N/A			N/A
Basic and diluted	$0.24	$	N/A	$0.46	$	N/A

For the three and six months ended June 30, 2024 and 2023, there were no anti-dilutive shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2024 and 2023 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “intend,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	further weakening in the United States economy in general and the regional and local economies within the Company’s market area;
●	the effects of inflationary pressures, labor market shortages and/or supply chain issues;
●	the instability or volatility in financial markets and unfavorable general business conditions, globally, nationally or regionally, whether caused by geopolitical concerns, recent disruptions in the banking industry, or other factors;
●	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, pandemics or other external events;
●	changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses on loans;
●	the effect of any change in federal government enforcement of federal laws affecting the cannabis industry;

●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, interest rate risk, credit risk, compliance risk, and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2024.

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

Securities Valuation

We classify our debt securities as available-for-sale, which are carried at fair value. We obtain our fair values from one or more third-party services. These services’ fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows.

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

Comparison of Financial Condition as of June 30, 2024 and December 31, 2023

Total Assets. Total assets increased $272.0 million, or 6.0%, to $4.81 billion as of June 30, 2024 from $4.53 billion as of December 31, 2023. The increase was primarily driven by increases in net loans, cash and cash equivalents and available-for-sale securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $56.4 million, or 20.7%, to $328.9 million as of June 30, 2024 from $272.6 million as of December 31, 2023. The increase in cash and cash equivalents was due to deposit growth outpacing loan and investment growth, offset partially by paydowns of Federal Home Loan Bank borrowings.

Securities Available for Sale. Securities available for sale increased $15.6 million, or 8.2%, to $205.1 million as of June 30, 2024 from $189.5 million as of December 31, 2023 due to purchases of U.S. treasuries, government agency and corporate bond debt securities. No securities were sold during the three and six months ended June 30, 2024.

Loans. Net loans increased $202.4 million, or 5.2%, to $4.06 billion as of June 30, 2024 from $3.86 billion as of December 31, 2023. The primary driver of the increase was commercial and industrial loans, which increased $94.4 million, or 19.2%; multi-family residential loans, which increased $57.6 million, or 27.4%; commercial real estate loans, which increased $54.4 million, or 4.6%; one-to-four family residential loans, which increased $21.2 million, or 1.9%; and consumer loans, which increased $18.6 million, or 9.1%; offset partially by a $46.5 million, or 7.5%, decrease in construction and development loans, as $111.0 million of construction and development loans converted to multi-family loans. The increase in our loan portfolio reflects our strategy to prudently grow the balance sheet by continuing to diversify into these higher-yielding loans to improve net margins and manage interest rate risk.

The Company had approximately $415.2 million and $365.9 million in loans to borrowers in the cannabis industry at June 30, 2024 and December 31, 2023, respectively. Of that total, $252.7 million and $207.7 million were direct loans to cannabis companies and were collateralized by real estate at June 30, 2024 and December 31, 2023, respectively.

Federal Home Loan Bank (“FHLB”) Stock. The FHLB is a cooperative bank that provides services to its member financial institutions. The primary reason for our membership in the FHLB is to gain access to a reliable source of wholesale funding and as a tool to manage interest rate risk. We held an investment in FHLB stock of $4.8 million and $14.6 million as of June 30, 2024 and December 31, 2023, respectively. The amount of stock we are required to purchase is in proportion to our FHLB borrowings and level of total assets. Accordingly, the decrease in the FHLB stock from December 31, 2023 to June 30, 2024 is due to the decrease in FHLB borrowings.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets consist primarily of right of use assets related to our long-term leases and derivatives with a positive fair value. These assets increased $2.2 million, or 4.2%, to $55.3 million as of June 30, 2024 from $53.1 million as of December 31, 2023. The increase resulted primarily from a $1.2 million increase in the fair value of derivatives as a result of market and interest rate factors, as well as, an $1.0 million increase in prepaid expenses resulting from new or renewed contracts.

Deposits. Deposits increased $530.6 million, or 15.7%, to $3.92 billion as of June 30, 2024 from $3.39 billion as of December 31, 2023. Core deposits (which we define as all deposits including certificates of deposit, other than brokered deposits) increased $414.2 million, or 12.9%, to $3.62 billion as of June 30, 2024 from $3.20 billion as of December 31, 2023. The increase in deposits was the result of growth in customer deposits, primarily certificates of deposit, which increased $281.5 million, or 21.4%, from the prior quarter, along with money market accounts and noninterest-bearing demand deposit accounts, which increased $78.7 million, or 8.9%, and $60.7 million, or 11.5%, respectively, from December 31, 2023. Additionally, brokered deposits increased $116.4 million, or 63.4%, from December 31, 2023, as a result of lower rates versus alternative funding sources and to support overall liquidity.

The Company had $292.0 million and $277.2 million in deposits from the cannabis industry as of June 30, 2024 and December 31, 2023, respectively.

FHLB Borrowings. FHLB borrowings decreased $222.5 million, or 78.5%, to $60.8 million as of June 30, 2024 from $283.3 million as of December 31, 2023. The decrease in FHLB borrowings was the result of overall deposit growth and growth in brokered deposits due to lower rates.

Accrued expenses and other liabilities. Accrued expenses and other liabilities decreased $23.2 million, or 28.6%, to $58.1 million as of June 30, 2024 from $81.3 million as of December 31, 2023. The decrease resulted from $15.8 million in IPO-related and other accrued expenses, $9.5 million in incentive bonuses being paid, and a $5.3 million reduction in accrued income taxes due to tax credits earned; partially offset by increased accrued interest on brokered deposits due to higher average outstanding balances, increased fair value of derivative liabilities of $1.2 million resulting from market conditions and interest rate movements and an increase for a due to broker related to the settlement of a corporate bond debt security as of June 30, 2024.

Shareholders’ Equity. Total shareholders’ equity decreased $13.5 million, or 1.8%, to $744.5 million as of June 30, 2024 from $758.0 million at December 31, 2023, due to the $32.2 million increase in the unallocated common shares held by the ESOP resulting from the purchase of shares on the open market to fund the ESOP as a result of the conversion, offset partially by $18.2 million in net income for the six months ended June 30, 2024.

Comparison of Operating Results for the Three Months Ended June 30, 2024 and June 30, 2023

Net Income. Net income was $9.5 million for the quarter ended June 30, 2024, compared to net income of $6.2 million for the quarter ended June 30, 2023, an increase of approximately $3.2 million, or 52.0%. The increase was primarily due to a $7.0 million, or 22.0%, increase in net interest income, offset partially by a $3.9 million, or 17.4%, increase in noninterest expense.

Interest and Dividend Income. Interest and dividend income increased $18.9 million, or 36.1%, to $71.1 million for the quarter ended June 30, 2024 from $52.2 million for the quarter ended June 30, 2023, primarily due to a $15.2 million, or 30.4%, increase in interest and fees on loans and a $3.4 million, or 796.1%, increase in interest on short-term investments. The increase in interest and fees on loans was primarily due to an increase of $639.9 million, or 19.1%, in the average balance of the loan portfolio to $3.99 billion for the quarter ended June 30, 2024 from $3.35 billion for the quarter ended June 30, 2023 and an increase of 58 basis points in the weighted average yield for the loan portfolio to 6.58% for the quarter ended June 30, 2024 from 6.00% for the quarter ended June 30, 2023, reflecting the growth of our commercial and consumer loan portfolios. The increase in interest on short-term investments was primarily due to an increase of $244.6 million, or 699.9%, in the average balance of short-term investments to $279.6 million for the quarter ended June 30, 2024 from $35.0 million for the quarter ended June 30, 2023.

Average interest-earning assets increased $851.8 million, to $4.51 billion for the quarter ended June 30, 2024 from $3.66 billion for the quarter ended June 30, 2023. The yield on interest-earning assets increased 61 basis points to 6.34% for the quarter ended June 30, 2024 from 5.73% for the quarter ended June 30, 2023.

Interest Expense. Total interest expense increased $11.9 million, or 58.0%, to $32.4 million for the quarter ended June 30, 2024 from $20.5 million for the quarter ended June 30, 2023. Interest expense on deposit accounts increased $14.1 million, or 80.8%, to $31.6 million for the quarter ended June 30, 2024 from $17.5 million for the quarter ended June 30, 2023. The increase was due to an increase in the average balance of certificates of deposit of $512.6 million to $1.83 billion June 30, 2024 from $1.32 billion for the quarter ended June 30, 2023, an increase in the weighted average rate on certificates of deposit of 142 basis points to 5.04% for the quarter ended June 30, 2024 from 3.62% for the quarter ended June 30, 2023, and an increase in the weighted average rate on money market accounts of 140 basis points to 4.03% for the quarter ended June 30, 2024 from 2.63% for the quarter ended June 30, 2023.

Interest expense on FHLB borrowings decreased $2.2 million, or 73.0%, to $821,000 for the quarter ended June 30, 2024 from $3.0 million for the quarter ended June 30, 2023. The average balance of FHLB borrowings decreased $170.1 million, or 73.3%, to $62.0 million for the quarter ended June 30, 2024 from $232.1 million for the quarter ended June 30, 2023. The decrease in the average balance of FHLB borrowings was the result of growth in brokered deposits due to lower rates, as well as, overall deposit growth.

Net Interest Income. Net interest income increased $7.0 million, or 22.0%, to $38.7 million for the quarter ended June 30, 2024 from $31.7 million for the quarter ended June 30, 2023, primarily due to an $851.8 million, or 23.3%, increase in the average balance of interest-earning assets to $4.51 billion for the quarter ended June 30, 2024 from $3.66 billion for the quarter ended June 30, 2023 and an increase in the weighted average yield on interest-earning assets of 61 basis points to 6.34% June 30, 2024 from 5.73% June 30, 2023.

These increases were offset partially by an increase in the weighted average rate on interest-bearing liabilities of 125 basis points to 4.10% for the quarter ended June 30, 2024 from 2.85% June 30, 2023 and an increase in the average balance of interest-bearing liabilities of $297.5 million, or 10.3%, to $3.18 billion June 30, 2024 from $2.88 billion June 30, 2023.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, a provision of $3.7 million was recorded for the quarter ended June 30, 2024, of which $4.4 million related to the provision for credit losses on loans, compared to a provision of $4.0 million for the quarter ended June 30, 2024. The increase of $471,000, or 11.9%, in the provision for loans was primarily due to the overall increase in the size of the loan portfolio.

Noninterest Income. Noninterest income decreased $114,000, or 3.7%, to $3.0 million for the quarter ended June 30, 2024 from $3.1 million for the quarter ended June 30, 2023. The decrease resulted primarily from a lower volume of executed swap contracts and related income, offset partially by increased customer service fees from increased cash management services and mortgage banking income from the sale of additional residential real estate loans. The table below sets forth our noninterest income for the quarters ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Customer service fees	$1,872	$1,573	$299	19.01%
Increase in cash surrender value of BOLI	404	372	32	8.60%
Mortgage banking income	428	138	290	210.14%
Swap contract income	265	1,001	(736)	(73.53)%
Other income	12	11	1	9.09%
Total noninterest income	$2,981	$3,095	$(114)	(3.68)%

Noninterest Expense. Noninterest expense increased $3.9 million, or 17.4%, to $26.2 million for the quarter ended June 30, 2024 from $22.3 million for the quarter ended June 30, 2023. Salaries and employee benefit expenses increased $2.3 million, or 16.3%, resulted primarily from the hiring of additional employees consistent with our business strategy to grow the Bank, normal annual salary raises, $628,000 in ESOP compensation expenses and $677,000 in long-term incentive plan expenses during the quarter ended June 30, 2024. Data processing expenses increased $603,000, or 35.0%, during the quarter ended June 30, 2024, primarily the result of higher electronic banking, information technology and system costs. Director and professional service fees increased $558,000, or 32.6%, during the quarter ended June 30, 2024, primarily the result of higher legal fees, lending services, appraisal fee and external audit costs. The table below sets forth our noninterest expense for the quarters ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$16,746	$14,398	$2,348	16.31%
Director and professional service fees	2,270	1,712	558	32.59%
Occupancy and equipment expenses	1,461	1,272	189	14.86%
Data processing expenses	2,325	1,722	603	35.02%
Marketing and charitable contribution expenses	1,095	864	231	26.74%
FDIC and state insurance assessments	633	937	(304)	(32.44)%
General and administrative expenses	1,684	1,432	252	17.60%
Total noninterest expense	$26,214	$22,337	$3,877	17.36%

Income Tax Expense. Income tax expense increased $139,000, or 6.2%, to $2.4 million for the quarter ended June 30, 2024 from $2.2 million for the quarter ended June 30, 2023. The effective tax rate was 20.0% and 26.4% for the quarter ended June 30, 2024 and 2023, respectively. The decrease in the effective tax rate was a result of income tax credits earned during the quarter ended June 30, 2024.

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

	Three Months Ended
	June 30, 2024			June 30, 2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
Interest-earning assets:
Loans	$3,987,452	$65,271	6.58%	$3,347,553	$50,040	6.00%
Securities	204,336	1,690	3.33%	236,826	1,390	2.35%
Other investments	39,924	299	3.01%	40,097	387	3.87%
Short-term investments	279,559	3,862	5.56%	34,951	431	4.95%
Total interest-earning assets	4,511,271	71,122	6.34%	3,659,427	52,248	5.73%
Non-interest-earning assets	226,920			199,540
Allowance for credit losses	(34,735)			(29,070)
Total assets	$4,703,456			$3,829,897

Interest-bearing liabilities:
Savings accounts	$117,701	15	0.05%	$141,315	18	0.05%
NOW accounts	328,192	204	0.25%	368,886	148	0.16%
Money market accounts	836,757	8,384	4.03%	817,435	5,362	2.63%
Certificates of deposit and individual retirement accounts	1,834,480	22,976	5.04%	1,321,866	11,939	3.62%
Total interest-bearing deposits	3,117,130	31,579	4.07%	2,649,502	17,467	2.64%
FHLB advances	61,968	821	5.33%	232,109	3,040	5.25%
Total interest-bearing liabilities	3,179,098	32,400	4.10%	2,881,611	20,507	2.85%
Non-interest-bearing deposits	694,669			529,948
Other non-interest-bearing liabilities	88,364			62,072
Total liabilities	3,962,131			3,473,631
Shareholders' equity	741,325			356,266
Total liabilities and shareholders' equity	$4,703,456			$3,829,897
Net interest income		$38,722			$31,741
Net interest rate spread (2)			2.24%			2.88%
Net interest-earning assets (3)	$1,332,173			$777,816
Net interest margin (4)			3.45%			3.48%

Average interest-earning assets to interest-bearing liabilities	141.90%			126.99%
(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended
	June 30, 2024 vs. 2023
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$10,173	$5,058	$15,231
Securities	(151)	451	300
Other	(2)	(86)	(88)
Short-term investments	3,373	58	3,431
Total interest-earning assets	13,393	5,481	18,874

Interest-bearing liabilities:
Savings accounts	(3)	0	(3)
NOW accounts	(14)	70	56
Money market accounts	130	2,892	3,022
Certificates of deposit and individual retirement accounts	5,526	5,511	11,037
Total interest-bearing deposits	5,639	8,473	14,112
Federal Home Loan Bank advances	(2,255)	36	(2,219)
Total interest-bearing liabilities	3,384	8,509	11,893

Change in net interest income	$10,008	$(3,027)	$6,981

Comparison of Operating Results for the Six Months Ended June 30, 2024 and June 30, 2023

Net Income. Net income was $18.2 million for the six months ended June 30, 2024, compared to net income of $15.0 million the six months ended June 30, 2023, an increase of approximately $3.2 million, or 21.0%. The increase was primarily due to a $14.4 million, or 22.9%, increase in net interest income, partially offset by a $6.4 million, or 14.1%, increase in noninterest expense, a $2.5 million, or 27.6% decrease in non-interest income, a $2.0 million, or 32.4%, increase in the provision for credit losses and a $349,000 million, or 6.4%, increase in income tax expense.

Interest and Dividend Income. Interest and dividend income increased $41.0 million, or 41.8%, to $139.3 million for the six months ended June 30, 2024 from $98.3 million for the six months ended June 30, 2023, primarily due to a $35.5 million, or 37.8%, increase in interest and fees on loans, and a $5.3 million, or 515.7%, increase in interest on short-term investments. The increase in interest and fees on loans was primarily due to an increase of $723.9 million, or 22.5%, in the average balance of the loan portfolio to $3.95 billion for the six months ended June 30, 2024 from $3.22 billion for the six months ended June 30, 2023 and an increase of 72 basis points in the weighted average yield for the loan portfolio to 6.59% for the six months ended June 30, 2024 from 5.87% for the six months ended June 30, 2023, reflecting the growth of our commercial and consumer loan portfolios. The increase in interest on short-term investments was primarily due to an increase of $181.3 million, or 392.1%, in the average balance of short-term investments to $227.6 million for the six months ended June 30, 2024 from $46.3 million for the six months ended June 30, 2023.

Average interest-earning assets increased $868.3 million, or 24.5%, to $4.41 billion for the six months ended June 30, 2024 from $3.54 billion for the six months ended June 30, 2023. The yield on interest-earning assets increased 76 basis points to 6.35% for the six months ended June 30, 2024 from 5.59% for the six months ended June 30, 2023.

Interest Expense. Total interest expense increased $26.7 million, or 75.5%, to $62.0 million for the six months ended June 30, 2024 from $35.3 million for the six months ended June 30, 2023. Interest expense on deposit accounts increased $30.0 million, or 100.9%, to $59.8 million for the six months ended June 30, 2024 from $29.8 million for the six months ended June 30, 2023. The increase was due to an increase in the weighted average rate on certificates of deposit of 167 basis points to 4.97% for the six months ended June 30, 2024 from 3.30% for the six months ended June 30, 2023, an increase in the average balance of certificates of deposit of $429.7 million, or 32.5%, to $1.75 billion for the six months ended June 30, 2024 from $1.32 billion for the six months ended June 30, 2023, an increase in the weighted average rate on money market accounts of 168 basis points to 3.85% for the six months ended June 30, 2024 from 2.17% for the six months ended June 30, 2023 and an increase in the average balance of money market accounts of $107.7 million, or 14.6% to $843.9 million for the six months ended June 30, 2024 from $736.2 million for the six months ended June 30, 2023.

Interest expense on FHLB borrowings decreased $3.4 million, or 61.0%, to $2.2 million for the six months ended June 30, 2024 from $5.5 million for the six months ended June 30, 2023. The average balance of FHLB advances decreased $135.8 million, or 62.8%, to $80.4 million for the six months ended June 30, 2024 from $216.2 million for the six months ended June 30, 2023. The decrease in the average balance of FHLB advances was the result of growth in brokered deposits due to lower rates, as well as, overall deposit growth.

Net Interest Income. Net interest income increased $14.4 million, or 22.9%, to $77.4 million for the six months ended June 30, 2024 from $63.0 million for the six months ended June 30, 2023, primarily due to a $868.3 million, or 24.5%, increase in the average balance of interest-earning assets to $4.41 billion for the six months ended June 30, 2024 from $3.54 billion for the six months ended June 30, 2023 and an increase in the weighted average yield on interest-earning assets of 76 basis points to 6.35% for the six months ended June 30, 2024 from 5.59% for the six months ended June 30, 2023.

These increases were offset partially by an increase in the weighted average rate on interest-bearing liabilities of 144 basis points to 3.99% for the six months ended June 30, 2024 from 2.55% for the six months ended June 30, 2023 and an increase in the average balance of interest-bearing liabilities of $329.5 million, or 11.8%, to $3.12 billion for the six months ended June 30, 2024 from $2.79 billion for the six months ended June 30, 2023.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, a provision of $8.1 million was recorded for the six months ended June 30, 2024, of which $8.3 million related to the provision for credit losses on loans, compared to a provision of $6.1 million for the six months ended June 30, 2023. The increase of $2.0 million, or 32.4%, in the total provision for credit losses was primarily due to the overall increase in the size of the loan portfolio and increases in the qualitative factors on loans collateralized by offices and purchased consumer loans.

Noninterest Income. Noninterest income decreased $2.5 million, or 27.6%, to $6.5 million for the six months ended June 30, 2024 from $9.0 million for the six months ended June 30, 2023. The decrease resulted primarily from one-time employee retention credit income during the six months ended June 30, 2023; offset partially by an increase in other income resulting from a one-time debit and credit card branding signing bonus of $610,000 and increased customer service fees of $484,000 during the six months ended June 30, 2024.

The table below sets forth our noninterest income for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Customer service fees	3,754	3,270	484	14.80%
Increase in cash surrender value of BOLI	805	743	62	8.34%
Mortgage banking income	539	368	171	46.47%
Swap contract income	752	1,108	(356)	(32.13)%
Employee retention credit income	-	3,452	(3,452)	(100.00)%
Other income	635	22	613	2786.36%
Total noninterest income	$6,485	$8,963	$(2,478)	(27.65)%

Noninterest Expense. Noninterest expense increased $6.4 million, or 14.1%, to $51.8 million for the six months ended June 30, 2024 from $45.4 million for the six months ended June 30, 2023. Salaries and employee benefit expenses increased $4.9 million, or 16.8%, primarily from the hiring of additional employees consistent with our business strategy to grow the Bank, normal annual salary increases, $1.2 million in ESOP compensation expenses and $976,000 in long term incentive plan expenses during the six months ended June 30, 2024. Data processing expenses increased $881,000, or 25.6%, during the six months ended June 30, 2024, primarily the result of higher electronic banking, information technology and system costs. Director and profession service fees increased $802,000, or 23.8%, during the six months ended June 30, 2024, primarily the result of higher legal fees, lending services, appraisal fee and external audit costs. The table below sets forth our noninterest expense for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$34,307	$29,375	$4,932	16.79%
Director and professional service fees	4,178	3,376	802	23.76%
Occupancy and equipment expenses	2,797	2,647	150	5.67%
Data processing expenses	4,320	3,439	881	25.62%
Marketing and charitable contribution expenses	1,837	2,054	(217)	(10.56)%
FDIC and state insurance assessments	994	1,629	(635)	(38.98)%
General and administrative expenses	3,348	2,850	498	17.47%
Total noninterest expense	$51,781	$45,370	$6,411	14.13%

Income Tax Expense. Income tax expense increased $349,000, or 6.4%, to $5.8 million for the six months ended June 30, 2024 from $5.5 million for the six months ended June 30, 2023. The effective tax rate was 24.2% and 26.7% for the six months ended June 30, 2024 and 2023, respectively. The decrease in the effective tax rate was a result of income tax credits earned during the six months ended June 30, 2024.

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

	Six Months Ended
	June 30, 2024			June 30, 2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
Interest-earning assets:
Loans	$3,945,248	$129,270	6.59%	$3,221,332	$93,800	5.87%
Securities	198,816	2,968	3.00%	236,039	2,507	2.14%
Other investments	39,324	715	3.66%	39,007	925	4.78%
Short-term investments	227,588	6,360	5.62%	46,252	1,033	4.50%
Total interest-earning assets	4,410,976	139,313	6.35%	3,542,630	98,265	5.59%
Non-interest-earning assets	222,400			198,502
Allowance for credit losses	(33,739)			(27,694)
Total assets	$4,599,637			$3,713,438

Interest-bearing liabilities:
Savings accounts	$122,594	31	0.05%	$150,152	37	0.05%
NOW accounts	324,292	341	0.21%	368,841	176	0.10%
Money market accounts	843,917	16,157	3.85%	736,190	7,935	2.17%
Certificates of deposit and individual retirement accounts	1,751,985	43,266	4.97%	1,322,311	21,612	3.30%
Total interest-bearing deposits	3,042,788	59,795	3.95%	2,577,494	29,760	2.33%
FHLB advances	80,427	2,164	5.41%	216,240	5,546	5.17%
Total interest-bearing liabilities	3,123,215	61,959	3.99%	2,793,734	35,306	2.55%
Non-interest-bearing deposits	652,987			504,570
Other non-interest-bearing liabilities	85,925			63,305
Total liabilities	3,862,127			3,361,609
Shareholders' equity	737,510			351,829
Total liabilities and shareholders' equity	$4,599,637			$3,713,438
Net interest income		$77,354			$62,959
Net interest rate spread (2)			2.36%			3.04%
Net interest-earning assets (3)	$1,287,761			$748,896
Net interest margin (4)			3.53%			3.58%

Average interest-earning assets to interest-bearing liabilities	141.23%			126.81%
(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six Months Ended
	June 30, 2024 vs. 2023
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$22,775	$12,695	$35,470
Securities	(293)	754	461
Other	8	(218)	(210)
Short-term investments	5,006	321	5,327
Total interest-earning assets	27,496	13,552	41,048

Interest-bearing liabilities:
Savings accounts	(7)	1	(6)
NOW accounts	(18)	183	165
Money market accounts	1,304	6,918	8,222
Certificates of deposit and individual retirement accounts	8,418	13,236	21,654
Total interest-bearing deposits	9,697	20,338	30,035
Federal Home Loan Bank advances	(3,669)	287	(3,382)
Total interest-bearing liabilities	6,028	20,625	26,653

Change in net interest income	$21,468	$(7,073)	$14,395

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the FHLB and the Discount Window at the Federal Reserve Bank of Boston (“FRB”). As of June 30, 2024, we had outstanding advances of $60.8 million from the FHLB. As of June 30, 2024, we had unused borrowing capacity of $770.0 million with the FHLB and $42.5 million available with the FRB. Additionally, as of June 30, 2024, we had $300.0 million of brokered deposits and pursuant to our internal liquidity policy, which allows us to utilize brokered deposits up to 10.0% of our total assets, we had an additional capacity of up to approximately $180.5 million of brokered deposits.

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

At June 30, 2024, we had $20.8 million in commitments to originate loans outstanding. In addition, we had $413.5 million in unused lines of credit to borrowers, $506.0 million in unadvanced construction loans and $6.7 million in letters of credit outstanding.

Non-brokered certificates of deposit due within one year of June 30, 2024 totaled $1.30 billion, or 33.1%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the non-brokered certificates of deposit due on or before June 30, 2025, or on our other interest-bearing deposit accounts. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of June 30, 2024.

Our primary investing activity is originating loans. During the six months ended June 30, 2024, we originated $222.2 million of loans.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced net increases in deposits of $530.6 million for the six months ended June 30, 2024. At June 30, 2024 and December 31, 2023, the level of brokered time deposits was $300.0 million and $183.6 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. FHLB advances decreased $222.5 million for the six months ended June 30, 2024.

For additional information, see the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

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

As of June 30, 2024, Needham Bank and NB Bancorp, Inc. exceeded all of their regulatory capital requirements, and were categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 10 of the notes to consolidated financial statements.

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the six months ended June 30, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NB BANCORP, INC.

Date: August 9, 2024	/s/ Joseph Campanelli
Joseph Campanelli
Chairman, President and Chief Executive Officer

Date: August 9, 2024	/s/ Jean-Pierre Lapointe
Jean-Pierre Lapointe
Executive Vice President and Chief Financial Officer