Form 10-Q
period 2024-09-30
NB Bancorp, Inc.
filed 2024-11-08
CIK 1979330

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, 42,705,729 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

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

Part I. – Financial Information

Item 1. Financial Statements

NB Bancorp, Inc.
Consolidated Balance Sheets
September 30, 2024 (Unaudited) and December 31, 2023
(in thousands except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Cash and due from banks	$148,187	$90,485
Federal funds sold	168,862	182,106
Total cash and cash equivalents	317,049	272,591

Available-for-sale securities, at fair value	202,541	189,465

Loans receivable, net of deferred fees	4,249,074	3,889,279
Allowance for credit losses	(37,605)	(32,222)
Net loans	4,211,469	3,857,057

Accrued interest receivable	18,671	17,284
Banking premises and equipment, net	34,802	35,531
Federal Home Loan Bank ("FHLB") stock, at cost	6,848	14,558
Federal Reserve Bank stock, at cost	11,769	10,323
Non-public investments	5,654	13,852
Bank-owned life insurance ("BOLI")	101,736	50,516
Prepaid expenses and other assets	74,550	53,109
Deferred income tax asset, net	17,468	19,126
Total assets	$5,002,557	$4,533,412

Liabilities and shareholders' equity

Deposits	$4,042,817	$3,387,348
Mortgagors' escrow accounts	4,401	4,229
FHLB borrowings	116,335	283,338
Accrued expenses and other liabilities	69,524	81,325
Accrued retirement liabilities	22,031	19,213
Total liabilities	4,255,108	3,775,453

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized; 42,705,729 shares issued and outstanding at September 30, 2024 and December 31, 2023	427	427
Additional paid-in capital	417,013	417,030
Unallocated common shares held by the Employee Stock Ownership Plan ("ESOP")	(45,407)	(13,774)
Retained earnings	382,560	366,173
Accumulated other comprehensive loss	(7,144)	(11,897)
Total shareholders' equity	747,449	757,959
Total liabilities and shareholders' equity	$5,002,557	$4,533,412

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Income
(Unaudited - Dollars in thousands, except per share data)

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2024	2023		2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$70,518		$56,702	$199,788		$150,502
Interest on investment securities	1,768		1,105	4,736		3,612
Interest and dividends on cash equivalents and other	3,717		1,791	10,792		3,749
Total interest and dividend income	76,003		59,598	215,316		157,863

INTEREST EXPENSE
Interest on deposits	33,612		20,789	93,408		50,549
Interest on borrowings	1,067		5,325	3,230		10,871
Total interest expense	34,679		26,114	96,638		61,420

NET INTEREST INCOME	41,324		33,484	118,678		96,443

PROVISION FOR CREDIT LOSSES
Provision for credit losses - loans	4,997		1,965	13,316		7,994
Provision for (release of) credit losses - unfunded commitments	(2,374)		—	(2,597)		86
Total provision for credit losses	2,623		1,965	10,719		8,080

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	38,701		31,519	107,959		88,363

NONINTEREST INCOME
Customer service fees	1,963		1,689	5,717		4,959
Increase in cash surrender value of BOLI	414		374	1,219		1,117
Mortgage banking income	367		101	905		469
Swap contract income	375		950	1,128		2,058
Loss on sale of available-for-sale securities, net	(1,868)		—	(1,868)		—
Employee retention credit income	—		—	—		3,452
Other income	14		24	649		46
Total noninterest income	1,265		3,138	7,750		12,101

NONINTEREST EXPENSE
Salaries and employee benefits	17,202		14,659	51,509		44,033
Director and professional service fees	1,995		1,609	6,174		4,985
Occupancy and equipment expenses	1,394		1,279	4,192		3,926
Data processing expenses	2,226		2,017	6,547		5,456
Marketing and charitable contribution expenses	842		918	2,680		2,972
FDIC and state insurance assessments	812		1,215	1,806		2,844
General and administrative expenses	115		1,391	3,459		4,243
Total noninterest expense	24,586		23,088	76,367		68,459

INCOME BEFORE TAXES	15,380		11,569	39,342		32,005

INCOME TAXES	6,997		3,102	12,805		8,561

NET INCOME	$8,383		$8,467	$26,537		$23,444

Weighted average common shares outstanding, basic	39,289,271		N/A	39,423,214		N/A
Weighted average common shares outstanding, diluted	39,289,271		N/A	39,423,214		N/A
Earnings per share, basic	$0.21	$	N/A	$0.67	$	N/A
Earnings per share, diluted	$0.21	$	N/A	$0.67	$	N/A

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited - Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
NET INCOME	$8,383	$8,467	$26,537	$23,444

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net change in fair value of available-for-sale securities	3,991	286	4,753	548
Net change in fair value of cash flow hedge	—	(25)	—	(238)
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX:	3,991	261	4,753	310
TOTAL COMPREHENSIVE INCOME, NET OF TAX	$12,374	$8,728	$31,290	$23,754

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited - Dollars in thousands)

	For the Three Months Ended
	Shares of			Unallocated		Accumulated
	Common		Additional	Common		Other
	Stock		Paid-In	Stock Held by	Retained	Comprehensive
	Outstanding	Common Stock	Capital	ESOP	Earnings	Income (Loss)	Total
Balance, June 30, 2023	—	$—	$—	$—	$371,325	$(14,352)	$356,973
Net income	—	—	—	—	8,467	—	8,467
Other comprehensive income, net of tax	—	—	—	—	—	261	261
Balance, September 30, 2023	—	$—	$—	$—	$379,792	$(14,091)	$365,701

Balance, June 30, 2024	42,705,729	$427	$416,845	$(46,002)	$374,177	$(11,135)	$734,312
Net income	—	—	—	—	8,383	—	8,383
Other comprehensive income, net of tax	—	—	—	—	—	3,991	3,991
ESOP shares committed to be released (43,057 shares)	—	—	168	595	—	—	763
Balance, September 30, 2024	42,705,729	$427	$417,013	$(45,407)	$382,560	$(7,144)	$747,449

	For the Nine Months Ended
	Shares of			Unallocated		Accumulated
	Common		Additional	Common		Other
	Stock		Paid-In	Stock Held by	Retained	Comprehensive
	Outstanding	Common Stock	Capital	ESOP	Earnings	Income (Loss)	Total
Balance, December 31, 2022	—	$—	$—	$—	$358,466	$(14,401)	$344,065
Adoption of ASU 2016-13	—	—	—	—	(2,118)	—	(2,118)
Net income	—	—	—	—	23,444	—	23,444
Other comprehensive income, net of tax	—	—	—	—	—	310	310
Balance, September 30, 2023	—	$—	$—	$—	$379,792	$(14,091)	$365,701

Balance, December 31, 2023	42,705,729	$427	$417,030	$(13,774)	$366,173	$(11,897)	$757,959
Adoption of ASU 2023-02	—	—	—	—	(10,150)	—	(10,150)
Net income	—	—	—	—	26,537	—	26,537
Other comprehensive income, net of tax	—	—	—	—	—	4,753	4,753
Net costs from stock offering and issuance of common shares	—	—	(225)	—	—	—	(225)
Purchase of common shares by the ESOP (2,416,458 shares)	—	—	—	(33,397)	—	—	(33,397)
ESOP shares committed to be released (127,766 shares)	—	—	208	1,764	—	—	1,972
Balance, September 30, 2024	42,705,729	$427	$417,013	$(45,407)	$382,560	$(7,144)	$747,449

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited - Dollars in thousands)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,537	$23,444
Adjustments to reconcile net income to net cash from operating activities:
Net amortization (accretion) of available-for-sale securities	(257)	(280)
Loss on sale of available-for-sale securities	1,868	—
Amortization of core deposit intangible	112	112
Provision for credit losses	10,719	8,080
Loan hedge fair value adjustments, including amortization	87	122
Change in net deferred loan origination fees	785	3,647
Mortgage loans originated for sale	(13,010)	(1,978)
Proceeds from sale of mortgage loans held for sale	22,707	1,982
Gain on sale of mortgage loans	(282)	(4)
Depreciation and amortization expense	2,109	2,006
Increase in cash surrender values of BOLI	(1,219)	(1,117)
Establishment of solar income tax credit investment basis reduction deferred tax liability	2,503	—
Deferred income tax benefit	(2,533)	(36)
ESOP expense	1,972	—
Changes in operating assets and liabilities:
Accrued interest receivable	(1,387)	(5,009)
Prepaid expenses and other assets	(21,553)	(4,383)
Accrued expenses and other liabilities	(9,204)	10,601
Accrued retirement liabilities	2,818	2,495

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,772	39,682

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and purchases, net of repayments	(378,273)	(706,502)
Purchases of available-for-sale securities	(98,661)	(28,717)
Proceeds from sales of available-for-sale securities	27,444	—
Proceeds from maturities, calls and paydowns of available-for-sale securities	62,971	78,265
Redemptions (purchases) of Federal Home Loan Bank stock, net	7,710	(4,440)
Purchases of Federal Reserve stock, net	(1,446)	(1,693)
Recoveries of loans previously charged off	258	734
Net change in non-public investments	(1,952)	229
Purchases of BOLI policies	(50,001)	—
Purchases of banking premises and equipment	(1,380)	(2,626)

NET CASH USED IN INVESTING ACTIVITIES	(433,330)	(664,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	655,469	549,916
Net costs from stock offering and issuance of common shares	(225)	—
Purchase of common shares held by ESOP	(33,397)	—
Net change in mortgagors' escrow accounts	172	(111)
Increase (decrease) in FHLB borrowings, net	(167,003)	52,552

NET CASH PROVIDED BY FINANCING ACTIVITIES	455,016	602,357

NET CHANGE IN CASH AND CASH EQUIVALENTS	44,458	(22,711)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	272,591	156,545

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$317,049	$133,834

Supplemental disclosure of cash paid during the period for:
Interest	$95,259	$58,845
Income taxes	11,902	1,995

Supplemental disclosure of non-cash transactions:
Cumulative effect adjustment of adoption of ASC 326, net of income taxes	$—	$2,118
Cumulative effect adjustment of adoption of ASU 2023-02, net of income taxes	10,150	—
Unrealized (gains) losses on available-for-sale securities	(8,309)	731
Unrealized holding losses on cash flow hedge	—	(318)
Mortgage loans transferred to loans held for sale	9,415	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Conversion

Effective December 27, 2023, NB Financial, MHC (the “MHC”), the former mutual holding company of Needham Bank (the “Bank”) and the predecessor to NB Bancorp, Inc. (the “Company”), consummated its mutual to stock conversion and the Company consummated its related stock offering. In the offering, the Company sold 40,997,500 shares of common stock, par value $0.01 per share, at a per share price of $10.00 for gross offering proceeds of $410.0 million. Additionally, the Company contributed 1,708,229 shares and $2.0 million in cash to the Needham Bank Charitable Foundation (the “Foundation”). The shares of the Company’s common stock sold in the offering began trading on The Nasdaq Capital Market on December 28, 2023 under the symbol “NBBK.”

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

Note 2 – Basis of Presentation

The Company’s accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements of NB Bancorp, Inc. (referred to herein as the “Company," “we,” “us,” or “our”) include the balances and results of operations of the Company and the Bank, its wholly-owned subsidiary, as well as the Bank’s wholly-owned subsidiaries, Needco-op Investment Corporation, Inc., 1892 Investments LLC and Eaton Square Realty LLC. Intercompany transactions and balances are eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2024 and the results of operations and cash flows for the interim periods ended September 30, 2024 and 2023. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

Relevant standards that were adopted during the nine months ended September 30, 2024:

In March 2023, the FASB issued ASU 2023-02, Investments–Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (“ASU 2023-02”). This update permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method (“PAM”) if the following conditions are met:

●	It is probable that the income tax credits allocable to the tax equity investor will be available;
●	The tax equity investor does not have the ability to exercise significant influence over the operating and financial policies of the underlying project;
●	Substantially all of the projected benefits are from income tax credits and other income tax benefits. Projected benefits include income tax credits, other income tax benefits, and other non-income-tax-related benefits. The projected benefits are determined on a discounted basis, using a discount rate that is consistent with the cash flow assumptions used by the tax equity investor in making its decision to invest in the project;
●	The tax equity investor’s projected yield based solely on the cash flows from the income tax credits and other income tax benefits is positive; and
●	The tax equity investor is a limited liability investor in the limited liability entity for both legal and tax purposes, and the tax equity investor’s liability is limited to its capital investment.

Under existing accounting standards, PAM is allowable only for equity investments in low-income-housing tax credit structures. Under PAM, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit). Updates made by ASU 2023-02 allow a reporting entity to make an accounting policy election to apply PAM on a tax-credit-program-by-tax-credit-program basis beyond just low-income-housing tax credits. The Company has made an accounting policy election to account for its investments in solar income tax credit investments using PAM. The Company adopted ASU 2023-02 during the quarter ended September 30, 2024, with a modified retrospective adoption reflected as of January 1, 2024, which resulted in a $10.2 million reduction in retained earnings and nonpublic investments.

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

Note 3 – Securities

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

Securities have been classified on the consolidated balance sheets according to management’s intent. The following tables summarize the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses at the dates indicated:

	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gain	Loss	Credit Losses	Fair Value

September 30, 2024	(in thousands)
Available-for-Sale Debt Securities:
U.S. Treasury securities	$54,935	$259	$(328)	$—	$54,866
U.S. Government agencies	6,006	29	—	—	6,035
Agency mortgage-backed securities	32,645	—	(1,598)	—	31,047
Agency collateralized mortgage obligations	11,507	161	(91)	—	11,577
Corporate bonds	95,722	116	(6,655)	—	89,183
Municipal obligations	10,089	—	(256)	—	9,833
Total	$210,904	$565	$(8,928)	$—	$202,541

	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gain	Loss	Credit Losses	Fair Value

December 31, 2023	(in thousands)
Available-for-Sale Debt Securities:
U.S. Treasury securities	$66,874	$27	$(2,549)	$—	$64,352
Agency mortgage-backed securities	13,154	5	(1,729)	—	11,430
Agency collateralized mortgage obligations	2,987	—	(569)	—	2,418
Corporate bonds	101,244	5	(9,014)	—	92,235
Municipal obligations	20,010	—	(980)	—	19,030
Total	$204,269	$37	$(14,841)	$—	$189,465

The Company did not record a provision for estimated credit losses on any available-for-sale securities for the three and nine months ended September 30, 2024. Excluded from the table above is accrued interest on available-for-sale securities of $1.3 million and $1.2 million at September 30, 2024 and December 31, 2023, respectively, which is included within accrued interest receivable on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on available-for-sale securities for the three and nine months ended September 30, 2024. No securities held by the Company were delinquent on contractual payments at September 30, 2024, nor were any securities placed on non-accrual status for the three and nine months then ended.

The following is a summary of actual maturities of certain available-for-sale securities as of September 30, 2024. The amortized cost and fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Agency mortgage-backed securities and collateralized mortgage obligations are presented as separate lines as paydowns are expected to occur before contractual maturity dates.

	Available-for-Sale
	Amortized Cost	Fair Value

	(in thousands)

Within one year	$54,037	$53,936
Over one year to five years	74,722	72,581
Over five years to ten years	37,993	33,400
	166,752	159,917
Agency mortgage-backed securities	32,645	31,047
Agency collateralized mortgage obligations	11,507	11,577
	$210,904	$202,541

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. During the three and nine months ended September 30, 2024, the Company sold $29.3 million of available-for-sale securities and recognized gross realized losses of $1.9 million and gross realized gains of $30,000. There were no sales of available-for-sale securities during the three and nine months ended September 30, 2023.

The carrying value of securities pledged to secure borrowings from the Federal Reserve Bank was $42.5 million and $49.6 million as of September 30, 2024 and December 31, 2023, respectively.

The following tables present fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated.

		Less than 12 Months		12 Months or More		Total

		(Dollars in thousands)
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
September 30, 2024	Number of Securities	Losses	Value	Losses	Value	Losses	Value
U. S. Treasuries	3	$(1)	$—	$(327)	$6,652	$(328)	$6,652
Agency mortgage-backed securities	13	(264)	21,571	(1,334)	9,476	(1,598)	31,047
Agency collateralized mortgage obligations	3	(87)	8,656	(4)	139	(91)	8,795
Corporate bonds	30	(1,201)	8,799	(5,454)	70,769	(6,655)	79,568
Municipal obligations	7	—	—	(256)	9,833	(256)	9,833
Total	56	$(1,553)	$39,026	$(7,375)	$96,869	$(8,928)	$135,895

		Less than 12 Months		12 Months or More		Total

		(Dollars in thousands)
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2023	Number of Securities	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	15	$(95)	$7,884	$(2,454)	$46,515	$(2,549)	$54,399
Agency mortgage-backed securities	18	—	—	(1,729)	11,124	(1,729)	11,124
Agency collateralized mortgage obligations	5	—	—	(569)	2,418	(569)	2,418
Corporate bonds	33	(1,135)	6,866	(7,879)	78,365	(9,014)	85,231
Municipal obligations	13	(181)	1,819	(799)	17,211	(980)	19,030
Total	84	$(1,411)	$16,569	$(13,430)	$155,633	$(14,841)	$172,202

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Included in corporate bonds are investments in senior and subordinated debt of banks and bank holding companies, some of which do not have investment ratings.

At September 30, 2024, available-for-sale debt securities had unrealized losses with aggregate depreciation of 7.0% from the Company’s amortized cost basis. These unrealized losses relate to changes in market interest rates since acquiring the securities. As management has the intent and ability to hold available-for-sale debt securities until maturity or cost recovery, no allowance for credit losses on securities is deemed necessary as of September 30, 2024.

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

For those loans that do not share similar risk characteristics, the Company evaluates the ACL needs on an individual (or loan by loan) basis. This population of individually evaluated loans (or loan relationships with the same primary source of repayment) is determined on a quarterly basis and consists of: loans with a risk rating of substandard or worse and a balance exceeding $500,000, or loan terms differing significantly from other pooled loans. In accordance with the Company’s policy, non-accrual residential real estate loans that are below $500,000 and well secured (loan-to-value <60%) are excluded from individually evaluated loans.

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

Loans consist of the following as of the dates stated:

	September 30, 2024		December 31, 2023

	Amount	Percent	Amount	Percent

	(Dollars in thousands)

One-to-four-family residential	$1,123,997	26.42%	$1,097,486	28.18%
Home equity	109,946	2.58%	97,270	2.50%
Total residential real estate	1,233,943	29.00%	1,194,756	30.68%

Commercial real estate	1,279,954	30.09%	1,169,859	30.05%
Multi-family residential	272,561	6.41%	209,982	5.39%
Total commercial real estate	1,552,515	36.50%	1,379,841	35.44%
Construction and land development	666,936	15.67%	622,823	15.99%
Commercial and industrial	566,934	13.32%	491,918	12.63%
Total commercial	2,786,385	65.49%	2,494,582	64.06%

Consumer, net of premium/discount	234,461	5.51%	204,871	5.26%

Total loans	4,254,789	100.00%	3,894,209	100.00%
Deferred fees, net	(5,715)		(4,930)
Allowance for credit losses	(37,605)		(32,222)
Net loans	$4,211,469		$3,857,057

Included in the above are approximately $458.0 million and $365.9 million in loans to borrowers in the cannabis industry at September 30, 2024 and December 31, 2023, respectively. Of that total, $301.9 million and $207.7 million were direct loans to cannabis companies and were collateralized by real estate at September 30, 2024 and December 31, 2023, respectively. For the reporting period ended December 31, 2023, the Company disclosed loans to borrowers in the cannabis industry of $320.5 million. Based on revised classifications, the amount of loans to borrowers in the cannabis industry at December 31, 2023 was $365.9 million. The reclassification did not have a significant impact on the calculation of the allowance for credit losses.

During the three months ended September 30, 2024 and 2023, the Company purchased approximately $13.3 million and $8.7 million of consumer loan pools, respectively. During the nine months ended September 30, 2024 and 2023, the Company purchased approximately $32.9 million and $34.5 million of consumer loan pools, respectively. The loans purchased during the three and nine months ended September 30, 2024 included loan pools collateralized by boats, recreational vehicles and automobiles. The loans purchased during the three and nine months ended September 30, 2023 included loan pools collateralized by boats, recreational vehicles, automobiles and solar panels.

The outstanding balances of these consumer purchased loan pools, shown net of premium (discount) are as follows as of the dates stated:

	September 30, 2024
	Gross Loan	Premium (Discount)	Net Loan

	(in thousands)

Student loans	$7,445	$44	$7,489
Boat and RV loans	50,233	1,192	51,425
Automobile loans	41,590	—	41,590
Solar panel loans	56,664	(5,160)	51,504
Home improvement loans	46,373	(19)	46,354
Total	$202,305	$(3,943)	$198,362

	December 31, 2023
	Gross Loan	Premium (Discount)	Net Loan

	(in thousands)

Student loans	$8,989	$49	$9,038
Boat and RV loans	58,483	1,422	59,905
Automobile loans	14,662	—	14,662
Solar panel loans	61,430	(5,443)	55,987
Home improvement loans	53,220	(26)	53,194
Total	$196,784	$(3,998)	$192,786

The carrying value of loans pledged to secure advances from the FHLB were $1.25 billion and $1.24 billion as of September 30, 2024 and December 31, 2023, respectively.

The following table presents the aging of the amortized cost of loans receivable by loan category as of the date stated:

	September 30, 2024
		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans

	(in thousands)
Real estate loans:
One-to-four-family residential	$1,117,869	$781	$277	$—	$5,070	$1,123,997
Home equity	108,450	436	—	—	1,060	109,946
Commercial real estate	1,272,308	4,089	527	—	3,030	1,279,954
Multi-family residential	272,561	—	—	—	—	272,561
Construction and land development	664,543	2,383	—	—	10	666,936
Commercial and industrial	557,705	4,486	—	—	4,743	566,934
Consumer	228,832	2,460	1,070	—	2,099	234,461
Total	$4,222,268	$14,635	$1,874	$—	$16,012	$4,254,789

	December 31, 2023
		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans

	(in thousands)
Real estate loans:
One-to-four-family residential	$1,091,483	$1,903	$—	$—	$4,100	$1,097,486
Home equity	96,327	288	65	—	590	97,270
Commercial real estate	1,166,702	2,735	—	—	422	1,169,859
Multi-family residential	209,982	—	—	—	—	209,982
Construction and land development	622,813	—	—	—	10	622,823
Commercial and industrial	487,777	2	1	—	4,138	491,918
Consumer	198,450	3,928	955	—	1,538	204,871
Total	$3,873,534	$8,856	$1,021	$—	$10,798	$3,894,209

The following table presents the amortized cost of nonaccrual loans receivable by loan category as of the dates stated:

	September 30, 2024			December 31, 2023

	Nonaccrual	Nonaccrual	Total	Nonaccrual	Nonaccrual	Total
	Loans with	Loans with	Nonaccrual	Loans with	Loans with	Nonaccrual
	No ACL	an ACL	Loans	No ACL	an ACL	Loans

	(In thousands)
Real estate loans:
One-to-four-family residential	$5,070	$—	$5,070	$4,100	$—	$4,100
Home equity	1,060	—	1,060	590	—	590
Commercial real estate	3,030	—	3,030	422	—	422
Multi-family residential	—	—	—	—	—	—
Construction and land development	10	—	10	10	—	10
Commercial and industrial	632	4,111	4,743	376	3,762	4,138
Consumer	2,095	4	2,099	1,538	—	1,538
Total	$11,897	$4,115	$16,012	$7,036	$3,762	$10,798

During the three and nine months ended September 30, 2024, the Company reversed $232,000 of interest income for loans that were placed on non-accrual. During the three and nine months ended September 30, 2023, the Company did not reverse any interest income for loans that were placed on non-accrual.

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

Loans rated 7: Loans in this category are considered “substandard”. Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected. Non-accrual residential real estate loans that are well secured (LTV<60%) are not considered to warrant a downgrade to a substandard risk rating. Non-accrual commercial loans are downgraded to a substandard risk rating.

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

The following table presents the amortized cost of loans receivable by internal risk grade by year of origination as of September 30, 2024. Also presented are current period gross charge-offs by loan type and vintage year for the three months ended September 30, 2024:

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
One-to-Four-Family Residential
Grade:
Pass	1-5	$78,267	$147,535	$265,461	$249,731	$118,679	$232,404	$28,806	$1,120,883
Special Mention	6	—	—	—	—	—	271	—	271
Substandard	7	—	—	—	—	—	2,769	74	2,843
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$78,267	$147,535	$265,461	$249,731	$118,679	$235,444	$28,880	$1,123,997
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Home Equity
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$64	$109,882	$109,946
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$—	$—	$—	$64	$109,882	$109,946
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Grade:
Pass	1-5	$63,357	$398,472	$328,913	$64,033	$98,479	$252,376	$63,087	$1,268,717
Special Mention	6	—	—	1,407	2,682	879	3,239	—	8,207
Substandard	7	—	—	471	—	—	2,559	—	3,030
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$63,357	$398,472	$330,791	$66,715	$99,358	$258,174	$63,087	$1,279,954
Current period gross charge-offs		$—	$—	$—	$—	$—	$4,000	$—	$4,000

Multi-Family
Grade:
Pass	1-5	$5,138	$7,569	$101,949	$71,680	$36,178	$50,047	$—	$272,561
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$5,138	$7,569	$101,949	$71,680	$36,178	$50,047	$—	$272,561
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Grade:
Pass	1-5	$140,080	$254,755	$233,985	$18,320	$8,396	$3,450	$7,940	$666,926
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$140,080	$254,755	$233,985	$18,320	$8,396	$3,460	$7,940	$666,936
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade:
Pass	1-5	$36,595	$55,102	$56,522	$39,944	$6,965	$15,805	$342,319	$553,252
Special Mention	6	—	—	—	2,891	1,020	—	445	4,356
Substandard	7	—	172	—	—	349	4,219	4,586	9,326
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$36,595	$55,274	$56,522	$42,835	$8,334	$20,024	$347,350	$566,934
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		50,682	33,189	70,439	50,716	9,346	17,960	2,129	234,461
Total		$50,682	$33,189	$70,439	$50,716	$9,346	$17,960	$2,129	$234,461
Current period gross charge-offs		$—	$58	$660	$429	$69	$89	$—	$1,305

Total Loans
Grade:
Pass	1-5	$323,437	$863,433	$986,830	$443,708	$268,697	$554,146	$552,034	$3,992,285
Special Mention	6	—	—	1,407	5,573	1,899	3,510	445	12,834
Substandard	7	—	172	471	—	349	9,547	4,660	15,199
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		50,682	33,189	70,439	50,716	9,346	17,960	2,129	234,461
Total		$374,119	$896,794	$1,059,147	$499,997	$280,291	$585,173	$559,268	$4,254,789
Current period gross charge-offs		$—	$58	$660	$429	$69	$4,089	$—	$5,305

(1) Consumer loans are not formally risk rated and included $2.1 million of loans on non-accrual as of September 30, 2024.

The following table presents the amortized cost of loans receivable by internal risk grade by year of origination as of December 31, 2023. Also presented are current period gross charge-offs by loan type and vintage year for the three months ended December 31, 2023:

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
One-to-Four-Family Residential
Grade:
Pass	1-5	$152,802	$272,447	$256,666	$128,181	$78,739	$174,586	$33,088	$1,096,509
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	898	79	977
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$152,802	$272,447	$256,666	$128,181	$78,739	$175,484	$33,167	$1,097,486
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Home Equity
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$69	$97,201	$97,270
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$—	$—	$—	$69	$97,201	$97,270
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Grade:
Pass	1-5	$380,858	$319,868	$59,555	$102,791	$99,316	$165,670	$29,904	$1,157,962
Special Mention	6	—	—	—	—	6,183	5,714	—	11,897
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$380,858	$319,868	$59,555	$102,791	$105,499	$171,384	$29,904	$1,169,859
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Multi-Family
Grade:
Pass	1-5	$7,583	$101,550	$22,358	$21,671	$42,776	$14,044	$—	$209,982
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$7,583	$101,550	$22,358	$21,671	$42,776	$14,044	$—	$209,982
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Grade:
Pass	1-5	$157,380	$305,558	$127,720	$20,929	$10,333	$—	$893	$622,813
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$157,380	$305,558	$127,720	$20,929	$10,333	$10	$893	$622,823
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade:
Pass	1-5	$58,678	$88,286	$45,960	$8,080	$3,038	$16,178	$262,506	$482,726
Special Mention	6	—	—	250	—	—	475	—	725
Substandard	7	—	—	—	—	119	3,762	4,586	8,467
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$58,678	$88,286	$46,210	$8,080	$3,157	$20,415	$267,092	$491,918
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		36,453	83,720	53,404	9,826	10,896	8,700	1,872	204,871
Total		$36,453	$83,720	$53,404	$9,826	$10,896	$8,700	$1,872	$204,871
Current period gross charge-offs		$42	$572	$585	$228	$72	$18	$1	$1,518

Total Loans
Grade:
Pass	1-5	$757,301	$1,087,709	$512,259	$281,652	$234,202	$370,547	$423,592	$3,667,262
Special Mention	6	—	—	250	—	6,183	6,189	—	12,622
Substandard	7	—	—	—	—	119	4,660	4,665	9,444
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		36,453	83,720	53,404	9,826	10,896	8,700	1,872	204,871
Total		$793,754	$1,171,429	$565,913	$291,478	$251,400	$390,106	$430,129	$3,894,209
Current period gross charge-offs		$42	$572	$585	$228	$72	$18	$1	$1,518

(1) Consumer loans are not formally risk rated and included $1.5 million of loans on non-accrual as of December 31, 2023.

The following table presents an analysis of the change in the ACL by major loan segment for the periods stated:

	For the Three Months Ended September 30, 2024
	One-to-Four				Construction
	Family		Commercial		and Land	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
Balance at June 30, 2024	$1,960	$137	$7,041	$482	$6,436	$12,457	$9,344	$—	$37,857
Provision for (release of) credit losses	(789)	(72)	5,532	(73)	(2,139)	(1,238)	3,776	—	4,997
Charge-offs	—	—	(4,000)	—	—	—	(1,305)	—	(5,305)
Recoveries of loans previously charged-off	—	—	—	—	—	12	44	—	56

Balance at September 30, 2024	$1,171	$65	$8,573	$409	$4,297	$11,231	$11,859	$—	$37,605

	For the Nine Months Ended September 30, 2024
	One-to-Four				Construction
	Family		Commercial		and Land	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
Balance at December 31, 2023	$1,835	$117	$5,698	$378	$7,630	$10,878	$5,686	$—	$32,222
Provision for (release of) credit losses	(664)	(52)	6,875	31	(3,333)	684	9,775	—	13,316
Charge-offs	—	—	(4,000)	—	—	(391)	(3,800)	—	(8,191)
Recoveries of loans previously charged-off	—	—	—	—	—	60	198	—	258

Balance at September 30, 2024	$1,171	$65	$8,573	$409	$4,297	$11,231	$11,859	$—	$37,605

	For the Three Months Ended September 30, 2023
	One-to-Four
	Family		Commercial		Construction and	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Land Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
Balance at June 30, 2023	$3,509	$319	$8,822	$803	$3,718	$12,327	$1,975	$—	$31,473
Provision for (release of) credit losses	392	4	(403)	29	375	917	651	—	1,965
Charge offs	(379)	—	—	—	—	(679)	(699)	—	(1,757)
Recoveries of loans previously charged off	—	—	12	—	—	—	196	—	208

Balance at September 30, 2023	$3,522	$323	$8,431	$832	$4,093	$12,565	$2,123	$—	$31,889

	For the Nine Months Ended September 30, 2023
	One-to-Four
	Family		Commercial		Construction and	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Land Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
Balance at December 31, 2022	$3,485	$258	$5,785	$753	$3,846	$8,255	$1,403	$1,243	$25,028
Adjustment to allowance for adoption of ASU 2016-13	266	13	822	—	(246)	932	615	(1,243)	1,159
Provision for (release of) credit losses	150	52	1,788	79	493	4,057	1,375	—	7,994
Charge offs	(379)	—	—	—	—	(679)	(1,968)	—	(3,026)
Recoveries of loans previously charged off	—	—	36	—	—	—	698	—	734

Balance at September 30, 2023	$3,522	$323	$8,431	$832	$4,093	$12,565	$2,123	$—	$31,889

The following table presents the amortized cost of collateral-dependent loans as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023

	(in thousands)

One-to-four-family residential	$2,843	$977
Commercial real estate	2,559	—
Construction and land development	10	10
Commercial and industrial	9,798	8,443
Total	$15,210	$9,430

The Company closely monitors the performance of borrowers experiencing financial difficulty to understand the effectiveness of its loan modification efforts. During the nine months ended September 30, 2024, the Company modified one participation commercial real estate loan with an amortized cost basis of $6.2 million, or 0.01% of total commercial real estate loans, through an interest rate reduction and maturity extension. The modified loan experienced a $4.0 million charge-off during the three and nine months ended September 30, 2024 resulting from a shortfall in the projected sale price of the underlying real estate collateral. The Company did not modify any loans to borrowers experiencing financial difficulty during the three months ended September 30, 2024 nor the three and nine months ended September 30, 2023.

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

For the three months ended March 31, 2024, an expense of $390,000 was recorded to reflect an increase in the liability related to the withdrawal from the Plan. The increase was primarily driven by final computations for estimated payouts to participants. In March 2024, the final increase to reflect the withdrawal liability was determined to be $390,000. The Company accrued for this amount at March 31, 2024 and withdrew from the Plan in the second quarter of 2024. The Company is in the process of liquidating the Plan.

Director Pension Plan – The Company has a director defined benefit pension plan (“Director Pension Plan”), covering directors who were in service prior to 2023 and have met the plan’s vesting requirements. The Company’s liabilities for the Director Pension Plan are calculated by an independent actuary who uses the “projected unit credit” actuarial method to determine the normal cost and actuarial liability. The liability for the Director Pension Plan amounted to $5.9 million and $5.7 million as of September 30, 2024 and December 31, 2023, respectively, and is recorded on the consolidated balance sheets. The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $181,000 and $283,000 for the three months ended September 30, 2024 and 2023, respectively, and $542,000 and $849,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

The obligations under these plans are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $2.6 million and $2.4 million as of September 30, 2024 and December 31, 2023, respectively. The expense under these plans (recorded in salaries and employee benefits in the consolidated statements of income) approximated $100,000 and $89,000 for the three months ended September 30, 2024 and 2023, respectively, and $299,000 and $266,000 for the nine months ended September 30, 2024 and 2023, respectively.

Long-Term Incentive Plan – In January 2020, the Company put into place a long-term incentive plan for certain members of its management team where benefits are awarded annually on a discretionary basis and cliff vest after three years. Under this plan, individuals are granted “phantom shares” and benefits are accrued based upon the projected growth of the Bank’s capital. The obligations under this plan are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $13.5 million and $11.1 million as of September 30, 2024 and December 31, 2023, respectively. The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $1.8 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively, and $5.0 million and $3.4 million for the nine months ended September 30, 2024 and 2023, respectively.

401(k) Plan – The Company has an employee tax deferred incentive plan (the “401(k) plan”) under which the Company makes voluntary contributions within certain limitations. All employees who meet specified age and length of service requirements are eligible to participate in the 401(k) plan.

The amount contributed by the Company to the 401(k) Plan is included in salaries and employee benefits in the consolidated statements of income. The amounts contributed to the 401(k) plan for the three months ended September 30, 2024 and 2023 were $626,000 and $559,000, respectively, and $2.0 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively.

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

As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability on the Company’s consolidated balance sheets. Total compensation expense recognized in connection with the ESOP was $762,000 and $2.0 million for the three and nine months ended September 30, 2024, respectively. The Company did not recognize any compensation expense related to the ESOP for the three and nine months ended September 30, 2023. The following table presents share information held by the ESOP:

	As of
	September 30, 2024	December 31, 2023

	(Dollars in thousands)

Allocated shares	—	—
Shares committed to be released	127,766	—
Unallocated shares	3,288,692	1,000,000
Total shares	3,416,458	1,000,000
Fair value of unallocated shares	$61,038	$13,400

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2024 and December 31, 2023.

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

Assets measured and reported at estimated fair value on a recurring basis are summarized below:

September 30, 2024	Level 1	Level 2	Level 3	Fair Value

Assets:	(in thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$54,866	$—	$—	$54,866
U.S. Government agencies	—	6,035	—	6,035
Agency mortgage-backed securities	—	31,047	—	31,047
Agency collateralized mortgage obligations	—	11,577	—	11,577
Corporate bonds	—	80,227	8,956	89,183
Municipal obligations	—	9,833	—	9,833
Total available-for-sale debt securities	$54,866	$138,719	$8,956	$202,541

Derivative assets	$—	$26,912	$—	$26,912

Liabilities:
Derivative liabilities	$—	$26,922	$—	$26,922

December 31, 2023	Level 1	Level 2	Level 3	Fair Value

Assets:	(in thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$64,352	$—	$—	$64,352
Agency mortgage-backed securities	—	11,430	—	11,430
Agency collateralized mortgage obligations	—	2,418	—	2,418
Corporate bonds	—	82,367	9,868	92,235
Municipal obligations	—	19,030	—	19,030
Total available-for-sale debt securities	$64,352	$115,245	$9,868	$189,465

Derivative assets	$—	$27,769	$—	$27,769

Liabilities:
Derivative liabilities	$—	$27,786	$—	$27,786

The Company had no purchases, sales, transfers or changes in fair value of level 3 assets during the three and nine months ended September 30, 2024 and 2023.

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

The Company had no liabilities measured at fair value on a non-recurring basis.

The following table summarizes assets measured at fair value on a non-recurring basis:

	September 30, 2024
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)
Collateral-dependent loans	$—	$—	$9,944	$9,944
Mortgage servicing rights	$—	$—	$2,677	$2,677

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)
Collateral-dependent loans	$—	$—	$4,432	$4,432
Mortgage servicing rights	$—	$—	$2,640	$2,640

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

	Significant	Significant
	Valuation	Observable	Unobservable
	Technique	Inputs	Inputs
Collateral-dependent loans	Appraisal Value/ Comparison Sales	Appraisals and/or sales of comparable properties	Appraisals discounted 5 to 20% for sales commission and other holding costs

Mortgage servicing rights	Discounted Cash Flows	Comparable sales	Weighted average discount rate - 12% Constant prepayment rate – 7.81%

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

The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. As of September 30, 2024 and December 31, 2023, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

The following tables present the estimated fair values, related carrying amounts, and valuation level of the financial instruments as of the dates stated:

	September 30, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Financial Assets:
Cash and cash equivalents	$317,049	$317,049	$317,049	$—	$—
Loans receivable, net	4,211,469	4,137,580	—	—	4,137,580
Accrued interest receivable	18,671	18,671	18,671	—	—
FHLB stock	6,848	6,848	—	6,848	—
Federal Reserve Bank stock	11,769	11,769	—	11,769	—
Non-public investments	5,654	5,654	—	—	5,654
BOLI	101,736	101,736	—	101,736	—

Financial Liabilities:
Deposits, other than time deposits	$2,039,364	$2,039,364	$2,039,364	$—	$—
Time deposits	2,003,453	2,007,576	—	2,007,576	—
FHLB Borrowings	116,335	116,460	—	116,460	—

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Financial Assets:
Cash and cash equivalents	$272,591	$272,591	$272,591	$—	$—
Loans receivable, net	3,857,057	3,732,361	—	—	3,732,361
Accrued interest receivable	17,284	17,284	17,284	—	—
FHLB stock	14,558	14,558	—	14,558	—
Federal Reserve Bank stock	10,323	10,323	—	10,323	—
Non-public investments	13,852	13,852	—	—	13,852
BOLI	50,516	50,516	—	50,516	—

Financial Liabilities:
Deposits, other than time deposits	$1,890,313	$1,890,313	$1,890,313	$—	$—
Time deposits	1,497,035	1,495,008	—	1,495,008	—
FHLB Borrowings	283,338	283,172	—	283,172	—

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

These financial agreements involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of September 30, 2024 and December 31, 2023, the maximum potential amount of the Company’s obligation was $6.5 million and $7.5 million, respectively, for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Financial instruments whose contract amounts represents off-balance sheet credit risk and are not reflected on the Company’s consolidated balance sheets consist of the following at the dates stated:

	As of
	September 30, 2024	December 31, 2023

	(In thousands)

Commitments to originate loans	$75,784	$79,191
Unadvanced funds on lines of credit	477,614	490,847
Unadvanced funds on construction loans	487,462	542,893
Letters of credit	6,517	7,471
	$1,047,377	$1,120,402

The Bank accrues for credit losses related to off-balance sheet financial instruments. Potential losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for credit losses on loans, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $3.4 million and $6.0 million as of September 30, 2024 and December 31, 2023, respectively. For the three months ended September 30, 2024, the Company recorded a release of the allowance for unfunded commitments of $2.4 million. For the three months ended September 30, 2023, the Company did not record a provision for unfunded commitments. For the nine months ended September 30, 2024 and 2023, the Company recorded a release of the allowance for unfunded commitments of $2.6 million and a provision for unfunded commitments of $86,000, respectively.

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

During September 2021, the Company terminated these last of layer hedges by paying out $2.2 million to the respective third parties. These fees were capitalized into loans receivable and are being amortized against loan income over the contractual lives of the remaining designated residential loans. The unamortized amount of this cost basis adjustment is $949,000 and $1.0 million at September 30, 2024 and December 31, 2023, respectively. During the three months ended September 30, 2024 and 2023, the Company recognized amortization expense related to this cost basis adjustment of $31,000 and $41,000, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized amortization expense related to this cost basis adjustment of $81,000 and $113,000, respectively.

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

The Company executes interest rate swaps and cap agreements with commercial banking customers to facilitate its respective risk management strategies. Those interest rate swap and cap agreements are simultaneously hedged by offsetting interest rate swaps and caps that are executed with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As of September 30, 2024, the Company had 58 interest rate swap agreements with an aggregate notional amount of $383.8 million compared to 52 interest rate swap agreements and one interest rate cap agreement with an aggregate notional amount of $338.6 million related to this program as of December 31, 2023.

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

As of September 30, 2024, the Company had 17 RPAs with an aggregate notional amount of $45.0 million related to this program compared to 16 RPAs with an aggregate notional amount of $44.5 million as of December 31, 2023. These RPAs all represent “participations-in” and generally have terms ranging from five to ten years.

The table below presents the fair value of the Company’s derivative financial instruments not designated as hedging instruments, as well as their classification on the consolidated balance sheets as of the dates stated:

	Derivative	Derivative
	Assets (1)	Liabilities (2)

September 30, 2024	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate products	$26,912	$26,912
RPA credit contracts	—	10
Total derivatives not designated as hedging instruments	$26,912	$26,922

December 31, 2023
Derivatives not designated as hedging instruments:
Interest rate products	$27,769	$27,769
RPA credit contracts	—	17
Total derivatives not designated as hedging instruments	$27,769	$27,786
(1)	Recorded in prepaid expenses and other assets on the consolidated balance sheets.
(2)	Recorded in accrued expenses and other liabilities on the consolidated balance sheets.

The table below presents the financial impact of the Company’s derivative financial instruments not designated as hedges in the consolidated statements of income, caused by changes in fair value for the periods indicated:

	Location of Gain or (Loss)
	Recognized	Three months ended September 30,		Nine months ended September 30,
	in Income on Derivative	2024	2023	2024	2023

		(in thousands)
Derivatives Not Designated as Hedging Instruments:
RPA credit contracts-fair value adjustments	Other non-interest income	$(6)	$(2)	$7	$1

Swap contract fees, net of brokerage costs, recognized in earnings on the above noted interest rate products and RPA contracts approximated $375,000 and $950,000 for the three months ended September 30, 2024 and 2023, respectively, and $1.1 million and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults (or is capable of being declared in default) on any of its indebtedness, then the Company could also be declared in default on its derivative obligations, and it could be required to terminate its derivative positions with the counterparty. The Company also has agreements with certain of its derivative counterparties that contain a provision whereby if the counterparty fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. In order to mitigate counterparty default risk in conjunction with these interest rate products and RPA credit contracts, the Company was required to maintain $9.1 million of collateral deposit accounts with the counterparties to these agreements as of September 30, 2024 and December 31, 2023.

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

The components of other comprehensive income (loss) and related tax effects are as follows for the periods indicated:

	For the Three Months Ended
	September 30, 2024			September 30, 2023

	(In thousands)
	Pre-Tax	Tax (Expense)	After-Tax	Pre-Tax	Tax (Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount

Change in fair value of available-for-sale securities	$7,274	$(1,957)	$5,317	$381	$(95)	$286
Less: Reclassification adjustment for realized (losses) gains in net income	(1,868)	542	(1,326)	—	—	—
Net change in fair value of available-for-sale securities	5,406	(1,415)	3,991	381	(95)	286

Change in fair value of cash flow hedge	—	—	—	(33)	8	(25)
Less: Net cash flow hedge gains (losses) reclassified into interest income or interest expense	—	—	—	—	—	—
Net change in fair value of cash flow hedge, net of tax	—	—	—	(33)	8	(25)

Total other comprehensive income (loss)	$5,406	$(1,415)	$3,991	$348	$(87)	$261

	For the Nine Months Ended
	September 30, 2024			September 30, 2023

	(In thousands)
	Pre-Tax	Tax (Expense)	After-Tax	Pre-Tax	Tax (Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount

Change in fair value of available-for-sale securities	$8,309	$(2,231)	$6,078	$731	$(183)	$548
Less: Reclassification adjustment for realized (losses) gains in net income	(1,868)	543	(1,325)	—	—	—
Net change in fair value of available-for-sale securities	6,441	(1,688)	4,753	731	(183)	548

Change in fair value of cash flow hedge	—	—	—	(318)	80	(238)
Less: Net cash flow hedge gains (losses) reclassified into interest income or interest expense	—	—	—	—	—	—
Net change in fair value of cash flow hedge, net of tax	—	—	—	(318)	80	(238)

Total other comprehensive income (loss)	$6,441	$(1,688)	$4,753	$413	$(103)	$310

The following table presents the components of accumulated other comprehensive loss as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023

	(In thousands)

Net unrealized holding losses on available-for-sale securities, net of tax	$(6,175)	$(10,928)
Unrecognized director pension plan benefits, net of tax	(969)	(969)
Total accumulated other comprehensive loss	$(7,144)	$(11,897)

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

The Company no longer meets the requirement for the CBLR framework due to its unfunded loan commitments being over 25.0% of its capital for more than two consecutive quarters. As a result, the Company operated under the risk-based framework for the three and nine months ended September 30, 2024. Under this framework, quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Common Equity Tier 1 Capital to Risk-Weighted Assets, and Tier 1 Capital to Total Average Assets (as defined in the regulations). Management believes, as of September 30, 2024, that the Company and the Bank meet all capital adequacy requirements to which each is subject.

As of September 30, 2024, the Company and the Bank were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are presented in the table as of the date indicated:

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2024	(in thousands)

Total Capital	$641,478	13.9%	$369,398	8.0%	$461,748	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	600,456	13.0%	277,049	6.0%	369,398	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	600,456	13.0%	207,786	4.5%	300,136	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	600,456	12.6%	190,226	4.0%	237,783	5.0%
(to Total Average Assets)

The Company’s actual consolidated capital amounts and ratios are presented in the table as of the date indicated:

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2024	(in thousands)

Total Capital	$794,812	17.1%	$371,945	8.0%	$464,931	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	753,790	16.2%	278,958	6.0%	371,945	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	753,790	16.2%	209,219	4.5%	302,205	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	753,790	15.4%	196,221	4.0%	245,277	5.0%
(to Total Average Assets)

Note 11 – Earnings Per Share (“EPS”)

Basic EPS represents net income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS have been calculated in a manner similar to that of basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options) were issued during the period, computed using the treasury stock method. There were no securities that had a dilutive effect during the three and nine months ended September 30, 2024 and 2023. Unallocated ESOP shares are not deemed outstanding for EPS calculations.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2024	2023		2024	2023

	(Dollars in thousands, except per share data)

Net income applicable to common shares	$8,383	$	N/A	$26,537	$	N/A

Average number of common shares outstanding	42,705,729		N/A	42,705,729		N/A
Less: average unallocated ESOP shares	(3,416,458)		N/A	(3,282,515)		N/A
Average number of common shares outstanding used to calculate basic EPS	39,289,271		N/A	39,423,214		N/A
Common stock equivalents	—		N/A	—		N/A
Average number of common shares outstanding used to calculate diluted EPS	39,289,271		N/A	39,423,214		N/A
Earnings per common share:			N/A			N/A
Basic and diluted	$0.21	$	N/A	$0.67	$	N/A

For the three and nine months ended September 30, 2024 and 2023, there were no anti-dilutive shares.

Note 12 — Investments in Solar Income Tax Credit Projects

The Company has investments in qualified solar income tax credit projects (“SITCPs”) that provide solar income tax credits (“SITC”) and operating loss benefits over a five-year period. Effective September 30, 2024, with a modified retrospective application to January 1, 2024, the Company adopted ASU No. 2023-02 and began to apply the proportional amortization method of accounting for its SITCPs. Prior to the adoption of ASU No. 2023-02, the Company applied the equity method of accounting for its SITCPs. For the three and nine months ended September 30, 2024, the Company recorded $14.7 million and $17.3 in solar income tax credit, respectively and $18.0 million of amortization attributable to the SITCPs within Income Tax Expense in its Consolidated Statements of Income. For the three and nine months ended September 30, 2023, the Company recorded no tax credits within Income Tax Expense in its Consolidated Statements of Income and amortization of $341,000 and $1.0 million, respectively, within Other Noninterest Expense on the Consolidated Statement of Income. At September 30, 2024 and December 31, 2023, the Company’s carrying value of SITCPs was $731,000 and $10.2 million, respectively, recorded in Non-Public Investments on the Consolidated Balance Sheets. Remaining funding obligations related to these SITCPs recorded in Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets amounted to $5.6 million and $0 at September 30, 2024 and December 31, 2023, respectively. For the remaining funding obligations at September 30, 2024, 100% are expected to be funded during 2025. For more information on the adoption of ASU 2023-02, refer to Note 2 — Basis of Presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2024 and 2023 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	weakening in the United States economy in general and the regional and local economies within the Company’s market area;
●	the effects of inflationary pressures, labor market shortages and/or supply chain issues;
●	the instability or volatility in financial markets and unfavorable general business conditions, globally, nationally or regionally, whether caused by geopolitical concerns, recent disruptions in the banking industry, or other factors;
●	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, pandemics or other external events;
●	changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses on loans;
●	the effect of any change in federal government enforcement of federal laws affecting the cannabis industry;
●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;

●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, interest rate risk, credit risk, compliance risk, and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

For any available-for-sale debt security with a fair value less than its amortized cost basis, we will determine whether we have the intent to sell the available-for-sale debt security or whether it is more likely than not we will be required to sell the available-for-sale debt security before the recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment charge to earnings. For all other available-for-sale debt securities that don't meet either condition and that have expected credit losses, the credit loss will be recognized in earnings. Any non-credit related loss impairment related to all other factors will be recorded in other comprehensive income (loss). Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread changes, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral.

Non-GAAP Financial Measures

In addition to results presented in accordance with U.S. GAAP, this quarterly report on Form 10-Q contains certain non-GAAP financial measures, including operating net income, operating noninterest expense, operating noninterest income, operating earnings per share, basic, operating earnings per share, diluted, operating return on average assets, operating return on average shareholders’ equity, operating efficiency ratio, tangible shareholders’ equity, tangible assets, tangible book value per share, and efficiency ratio. The Company’s management believes that the supplemental non-GAAP information is utilized by regulators and market analysts to evaluate a Company’s financial condition and therefore, such information is useful to investors. These disclosures should not be viewed as a substitute for financial results determined in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names.

NB BANCORP, INC.
NON-GAAP RECONCILIATION
(Unaudited)
(Dollars in thousands)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net income (GAAP)	$8,383	$8,467	$26,537	$23,444

Add (Subtract):
Adjustments to net income:
Losses on sales of securities available for sale, net	1,868	-	1,868	-
Income tax expense on solar tax credit investment basis reduction	2,503	-	2,503	-
BOLI surrender tax and managed endowment contract penalty	1,552	-	1,552	-
Adjustment for adoption of ASU 2023-02	(913)	-	(913)	-
Total adjustments to net income	$5,010	$-	$5,010	$-
Less net tax benefit associated with losses on sales of securities available for sale, net and reversal of previously taken
amortization of solar tax credit investments	277	-	277	-
Non-GAAP adjustments, net of tax	4,733	-	4,733	-
Operating net income (non-GAAP)	$13,116	$8,467	$31,270	$23,444
Weighted average common shares outstanding, basic	39,289,271	N/A	39,423,214	N/A
Weighted average common shares outstanding, diluted	39,289,271	N/A	39,423,214	N/A
Operating earnings per share, basic (non-GAAP)	0.33	N/A	0.79	N/A
Operating earnings per share, diluted (non-GAAP)	0.33	N/A	0.79	N/A

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Noninterest expense (GAAP)	$24,586	$23,088	$76,367	$68,459

Subtract (Add):
Noninterest expense components:
Adjustment for adoption of ASU 2023-02	(913)	-	(913)	-
Total impact of non-GAAP noninterest expense adjustments	$(913)	$-	$(913)	$-
Noninterest expense on an operating basis (non-GAAP)	$25,499	$23,088	$77,280	$68,459

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Noninterest income (GAAP)	$1,265	$3,138	$7,750	$12,101

Subtract (Add):
Noninterest income components:
Losses on sales of securities available for sale, net	(1,868)	-	(1,868)	-
Total impact of non-GAAP noninterest income adjustments	$(1,868)	$-	$(1,868)	$-
Noninterest income on an operating basis (non-GAAP)	$3,133	$3,138	$9,618	$12,101

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Operating net income (non-GAAP)	$13,116	$8,467	$31,270	$23,444
Average assets	4,890,204	4,133,146	4,697,200	3,854,877
Operating return on average assets (non-GAAP)	1.07%	0.81%	0.89%	0.81%
Average shareholders’ equity	754,609	363,469	743,251	355,751
Operating return on average shareholders' equity (non-GAAP)	6.91%	9.24%	5.62%	8.81%

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Total shareholders’ equity (GAAP)	$747,449	$365,701	$747,449	$365,701
Subtract:
Intangible assets (core deposit intangible)	1,116	1,265	1,116	1,265
Total tangible shareholders’ equity (non-GAAP)	746,333	364,436	746,333	364,436
Total assets (GAAP)	5,002,557	4,231,792	5,002,557	4,231,792
Subtract:
Intangible assets (core deposit intangible)	1,116	1,265	1,116	1,265
Total tangible assets (non-GAAP)	$5,001,441	$4,230,527	$5,001,441	$4,230,527
Tangible shareholders' equity / tangible assets (non-GAAP)	14.92%	8.61%	14.92%	8.61%
Total common shares outstanding	42,705,729	N/A	42,705,729	N/A
Tangible book value per share (non-GAAP)	$17.48	$ N/A	$17.48	$ N/A

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Noninterest expense on an operating basis (non-GAAP)	$25,499	$23,088	$77,280	$68,459
Total revenue (net interest income plus total noninterest income) (non-GAAP)	44,457	36,622	128,296	108,544
Operating efficiency ratio (non-GAAP)	57.36%	63.04%	60.24%	63.07%

Comparison of Financial Condition as of September 30, 2024 and December 31, 2023

Total Assets. Total assets increased $469.1 million, or 10.3%, to $5.00 billion as of September 30, 2024 from $4.53 billion as of December 31, 2023. The increase was primarily driven by increases in net loans, BOLI, cash and cash equivalents and available-for-sale securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $44.5 million, or 16.3%, to $317.0 million as of September 30, 2024 from $272.6 million as of December 31, 2023. The increase in cash and cash equivalents was due to deposit growth outpacing loan and investment growth, offset partially by paydowns of FHLB borrowings, purchases of BOLI policies and increases in prepaid and other assets.

Securities Available for Sale. Securities available for sale increased $13.1 million, or 6.9%, to $202.5 million as of September 30, 2024 from $189.5 million as of December 31, 2023 due to purchases of U.S. treasuries, government agency and corporate bond debt securities. The Company sold $29.3 million in available-for-sale debt securities during the three and nine months ended September 30, 2024 with the proceeds reinvested into higher-yielding available-for-sale debt securities, which were restructured to mitigate portfolio risk and increase yield.

Loans. Net loans increased $354.4 million, or 9.2%, to $4.21 billion as of September 30, 2024 from $3.86 billion as of December 31, 2023. The increase resulted primarily from increases in: commercial real estate loans, which increased $110.1 million, or 9.4%; commercial and industrial loans, which increased $75.0 million, or 15.3%; multi-family residential loans, which increased $62.6 million, or 29.8%; construction and development loans which increased $44.1 million, or 7.1%; consumer loans, which increased $29.6 million, or 14.4%; and one-to-four family residential loans, which increased $26.5 million, or 2.4%. The increase in our loan portfolio reflects our strategy to prudently grow the balance sheet by continuing to diversify into these higher-yielding loans to improve net margins and manage interest rate risk.

The Company had approximately $458.0 million and $365.9 million in loans to borrowers in the cannabis industry at September 30, 2024 and December 31, 2023, respectively. Of that total, $301.9 million and $207.7 million were direct loans to cannabis companies and were collateralized by real estate at September 30, 2024 and December 31, 2023, respectively.

FHLB Stock. The FHLB is a cooperative bank that provides services to its member financial institutions. The primary reason for our membership in the FHLB is to gain access to a reliable source of wholesale funding and as a tool to manage interest rate risk. We held an investment in FHLB stock of $6.8 million and $14.6 million as of September 30, 2024 and December 31, 2023, respectively.

The amount of stock we are required to purchase is in proportion to our FHLB borrowings and level of total assets. Accordingly, the decrease in the FHLB stock from December 31, 2023 to September 30, 2024 is due to the decrease in FHLB borrowings.

BOLI. During the three and nine months ended September 30, 2024, the Company surrendered $46.7 million of existing BOLI policies that were earning an annualized yield of 3.08%. Prior to the surrender of the policies, the Company purchased an additional $50.0 million of BOLI policies, which are currently yielding 4.81%. As a result of the surrender of the BOLI policies, the Company incurred $1.6 million of income tax and penalty, which the Company expects to earn back in less than two years. The insurance carriers have six months to pay out the proceeds from the surrendered policies, and as a result, the Company expects BOLI to be at higher balances and to continue earning income related to the increase in cash surrender value until the proceeds are received, which will further shorten the earn-back period on the income tax and penalty amount.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets consist primarily of right of use assets related to our long-term leases, income taxes receivables and derivatives with a positive fair value. These assets increased $21.4 million, or 40.4%, to $74.6 million as of September 30, 2024 from $53.1 million as of December 31, 2023. The increase resulted primarily from an $18.9 million increase in income taxes receivables as a result of earned solar income tax credits and a $2.4 million increase in right of use assets resulting from a lease extension.

Deposits. Deposits increased $655.5 million, or 19.4%, to $4.04 billion as of September 30, 2024 from $3.39 billion as of December 31, 2023. Core deposits (which we define as all deposits including certificates of deposit, other than brokered deposits) increased $509.1 million, or 15.9%, to $3.71 billion as of September 30, 2024 from $3.20 billion as of December 31, 2023. The increase in deposits was the result of growth in customer deposits, primarily certificates of deposit, which increased $360.1 million, or 27.4%, from December 31, 2023, along with money market accounts and noninterest-bearing demand deposit accounts, which increased $147.4 million, or 16.6%, and $32.4 million, or 6.1%, respectively, from December 31, 2023. Additionally, brokered deposits increased $146.3 million, or 79.7%, from December 31, 2023, as a result of lower rates versus alternative funding sources and to support overall liquidity.

The Company had $302.3 million and $277.5 million in deposits from the cannabis industry as of September 30, 2024 and December 31, 2023, respectively.

FHLB Borrowings. FHLB borrowings decreased $167.0 million, or 58.9%, to $116.3 million as of September 30, 2024 from $283.3 million as of December 31, 2023. The decrease in FHLB borrowings was the result of overall deposit growth and growth in brokered deposits due to lower rates.

Accrued expenses and other liabilities. Accrued expenses and other liabilities decreased $11.8 million, or 14.5%, to $69.5 million as of September 30, 2024 from $81.3 million as of December 31, 2023. The decrease resulted from $15.8 million in IPO-related and other accrued expenses, $5.6 million reduction in accrued incentive bonuses resulting from bonuses being paid partially offset by current period accruals, and a $2.6 million reduction in allowance for credit losses on unfunded commitments; offset partially by a $5.6 million increase in deferred solar tax credit investments resulting from a future expected capital call, a $2.6 million increase in deferred tax liabilities related to a basis reduction on solar tax credits, a $2.5 million increase in lease liabilities resulting from a lease extension and a $1.7 million increase in accrued interest on brokered deposits resulting from increased utilization of brokered deposits.

Shareholders’ Equity. Total shareholders’ equity decreased $10.5 million, or 1.4%, to $747.4 million as of September 30, 2024 from $758.0 million as of December 31, 2023, due to the $31.6 million increase in the unallocated common shares held by the ESOP resulting from the purchase of shares on the open market to fund the ESOP as a result of the conversion, along with the impact of the adoption of ASU 2023-02 of $10.2 million, offset partially by $26.5 million in net income during the nine months ended September 30, 2024.

Comparison of Operating Results for the Three Months Ended September 30, 2024 and September 30, 2023

Net Income. Net income was $8.4 million for the quarter ended September 30, 2024, compared to net income of $8.5 million for the quarter ended September 30, 2023, a decrease of approximately $84,000, or 1.0%.

An increase of $7.8 million, or 23.4%, in net interest income was offset by a $3.9 million, or 125.6% increase in income tax expense, a $1.9 million, or 59.7% decrease in noninterest income and a $1.5 million, or 6.5%, increase in noninterest expense.

Operating net income, excluding one-time charges, amounted to $13.1 million, or $0.33 per diluted share for the quarter ended September 30, 2024 compared to net income of $8.5 million for the quarter ended September 30, 2023, an increase of $4.6 million, or 54.9%. The material one-time charges were:

●	Loss on the sale of available-for sale securities amounting to $1.9 million;
●	Tax expense and a managed endowment contract penalty related to the surrender of BOLI policies of $1.6 million, and;
●	Tax expense related to a basis write-down of solar income tax credits of $2.5 million, partially offset by;
●	Reversal of previously recognized amortization related to solar income tax credit investments during the first six months of the year, amounting to $913 thousand.

Interest and Dividend Income. Interest and dividend income increased $16.4 million, or 27.5%, to $76.0 million for the quarter ended September 30, 2024 from $59.6 million for the quarter ended September 30, 2023, primarily due to a $13.8 million, or 24.4%, increase in interest and fees on loans and a $2.5 million, or 245.6%, increase in interest on short-term investments. The increase in interest and fees on loans was primarily due to an increase of $564.7 million, or 15.6%, in the average balance of the loan portfolio to $4.19 billion for the quarter ended September 30, 2024 from $3.62 billion for the quarter ended September 30, 2023 and an increase of 49 basis points in the weighted average yield for the loan portfolio to 6.70% for the quarter ended September 30, 2024 from 6.21% for the quarter ended September 30, 2023, reflecting the growth of our commercial and consumer loan portfolios. The increase in interest income on short-term investments was primarily due to an increase of $183.0 million, or 224.9%, in the average balance of short-term investments to $264.4 million for the quarter ended September 30, 2024 from $81.4 million for the quarter ended September 30, 2023.

Average interest-earning assets increased $738.9 million, to $4.69 billion for the quarter ended September 30, 2024 from $3.95 billion for the quarter ended September 30, 2023. The yield on interest-earning assets increased 46 basis points to 6.45% for the quarter ended September 30, 2024 from 5.99% for the quarter ended September 30, 2023.

Interest Expense. Total interest expense increased $8.6 million, or 32.8%, to $34.7 million for the quarter ended September 30, 2024 from $26.1 million for the quarter ended September 30, 2023. Interest expense on deposit accounts increased $12.8 million, or 61.7%, to $33.6 million for the quarter ended September 30, 2024 from $20.8 million for the quarter ended September 30, 2023. The increase was due to an increase in the average balance of certificates of deposit of $495.3 million to $1.94 billion for the quarter ended September 30, 2024 from $1.45 billion for the quarter ended September 30, 2023, an increase in the weighted average rate on certificates of deposit of 91 basis points to 5.02% for the quarter ended September 30, 2024 from 4.11% for the quarter ended September 30, 2023, and an increase in the weighted average rate on money market accounts of 129 basis points to 4.06% for the quarter ended September 30, 2024 from 2.77% for the quarter ended September 30, 2023.

Interest expense on FHLB borrowings decreased $4.3 million, or 80.0%, to $1.1 million for the quarter ended September 30, 2024 from $5.3 million for the quarter ended September 30, 2023. The average balance of FHLB borrowings decreased $298.4 million, or 77.8%, to $85.2 million for the quarter ended September 30, 2024 from $383.5 million for the quarter ended September 30, 2023. The decrease in the average balance of FHLB borrowings was the result of growth in brokered deposits due to lower rates, as well as, overall deposit growth.

Net Interest Income. Net interest income increased $7.8 million, or 23.4%, to $41.3 million for the quarter ended September 30, 2024 from $33.5 million for the quarter ended September 30, 2023, primarily due to an $738.9 million, or 18.7%, increase in the average balance of interest-earning assets to $4.69 billion for the quarter ended September 30, 2024 from $3.95 billion for the quarter ended September 30, 2023 and an increase in the weighted average yield on interest-earning assets of 46 basis points to 6.45% September 30, 2024 from 5.99% September 30, 2023.

These increases were offset partially by an increase in the weighted average rate on interest-bearing liabilities of 80 basis points to 4.13% for the quarter ended September 30, 2024 from 3.33% September 30, 2023 and an increase in the average balance of interest-bearing liabilities of $233.1 million, or 7.5%, to $3.34 billion September 30, 2024 from $3.11 billion September 30, 2023.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, a provision of $2.6 million was recorded for the quarter ended September 30, 2024, of which $5.0 million related to the provision for credit losses on loans, compared to a provision of $2.0 million for the quarter ended September 30, 2023. The provision for credit losses on unfunded commitments decreased $2.4 million during the three months ended September 30, 2024 as a result of a reduction in qualitative factors on construction commitments, as well as, the reduction in the balance of unfunded commitments. The increase of $3.0 million, or 154.3%, in the total provision for credit losses was primarily due to the overall increase in the size of the loan portfolio and increases in the qualitative factors on loans collateralized by purchased consumer loans.

Noninterest Income. Noninterest income decreased $1.9 million, or 59.7%, to $1.3 million for the quarter ended September 30, 2024 from $3.1 million for the quarter ended September 30, 2023. The decrease resulted primarily from losses of sale on available-for-sale debt securities of $1.9 million during the three months ended September 30, 2024. The table below sets forth our noninterest income for the quarters ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Customer service fees	$1,963	$1,689	$274	16.22%
Loss on sale of available-for-sale securities, net	(1,868)	—	(1,868)	(100.00)%
Increase in cash surrender value of BOLI	414	374	40	10.70%
Mortgage banking income	367	101	266	263.37%
Swap contract income	375	950	(575)	(60.53)%
Other income	14	24	(10)	(41.67)%
Total noninterest income	$1,265	$3,138	$(1,873)	(59.69)%

Noninterest Expense. Noninterest expense increased $1.5 million, or 6.5%, to $24.6 million for the quarter ended September 30, 2024 from $23.1 million for the quarter ended September 30, 2023. Salaries and employee benefit expenses increased $2.5 million, or 17.3%, resulting primarily from the hiring of additional employees consistent with our business strategy to grow the Bank, annual salary raises, $762,000 in ESOP compensation expenses and a $667,000 increase in long-term incentive plan expenses during the quarter ended September 30, 2024. The increases in salaries and employee benefit expenses were offset partially by general and administrative expenses decreasing $1.3 million, or 91.7%, as a result of the adoption of ASU 2023-02, resulting in a $1.4 million decrease in solar income tax credit amortization during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The table below sets forth our noninterest expense for the quarters ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$17,202	$14,659	$2,543	17.35%
Director and professional service fees	1,995	1,609	386	23.99%
Occupancy and equipment expenses	1,394	1,279	115	8.99%
Data processing expenses	2,226	2,017	209	10.36%
Marketing and charitable contribution expenses	842	918	(76)	(8.28)%
FDIC and state insurance assessments	812	1,215	(403)	(33.17)%
General and administrative expenses	115	1,391	(1,276)	(91.73)%
Total noninterest expense	$24,586	$23,088	$1,498	6.49%

Income Tax Expense. Income tax expense increased $3.9, or 125.6%, to $7.0 million for the quarter ended September 30, 2024 from $3.1 million for the quarter ended September 30, 2023. The effective tax rate was 45.5% and 26.8% for the quarter ended September 30, 2024 and 2023, respectively. The increase in the effective tax rate was a result of the $2.5 million tax effect of the basis reduction on solar income tax credits earned and the $1.6 million income tax and penalty on the surrender of BOLI policies during the three months ended September 30, 2024. Excluding these one-time income tax expenses, the effective tax rate for the three months ended September 30, 2024 would have been 19.1%.

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

	Three Months Ended
	September 30, 2024			September 30, 2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)
Interest-earning assets:
Loans	$4,188,504	$70,518	6.70%	$3,623,804	$56,702	6.21%
Securities	204,273	1,768	3.44%	204,074	1,105	2.15%
Other investments (5)	30,707	223	2.89%	39,696	780	7.80%
Short-term investments (5)	264,394	3,494	5.26%	81,380	1,011	4.93%
Total interest-earning assets	4,687,878	76,003	6.45%	3,948,954	59,598	5.99%
Non-interest-earning assets	240,821			216,254
Allowance for credit losses	(38,495)			(32,062)
Total assets	$4,890,204			$4,133,146

Interest-bearing liabilities:
Savings accounts	$112,632	15	0.05%	$136,241	17	0.05%
NOW accounts	327,484	180	0.22%	337,799	158	0.19%
Money market accounts	876,933	8,943	4.06%	806,815	5,623	2.77%
Certificates of deposit and individual retirement accounts	1,941,143	24,474	5.02%	1,445,885	14,991	4.11%
Total interest-bearing deposits	3,258,192	33,612	4.10%	2,726,740	20,789	3.02%
FHLB advances	85,156	1,067	4.98%	383,549	5,325	5.51%
Total interest-bearing liabilities	3,343,348	34,679	4.13%	3,110,289	26,114	3.33%
Non-interest-bearing deposits	713,566			582,507
Other non-interest-bearing liabilities	78,681			76,881
Total liabilities	4,135,595			3,769,677
Shareholders' equity	754,609			363,469
Total liabilities and shareholders' equity	$4,890,204			$4,133,146
Net interest income		$41,324			$33,484
Net interest rate spread (1)			2.32%			2.66%
Net interest-earning assets (2)	$1,344,530			$838,665
Net interest margin (3)			3.51%			3.36%

Average interest-earning assets to interest-bearing liabilities	140.22%			126.96%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.
(5)	Other investments are comprised of FRB stock, FHLB stock and swap collateral accounts. Short-term investments are comprised of cash and cash equivalents

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

	Three Months Ended
	September 30, 2024 vs. 2023
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$9,287	$4,529	$13,816
Securities	1	662	663
Other	(147)	(410)	(557)
Short-term investments	2,415	68	2,483
Total interest-earning assets	11,556	4,849	16,405

Interest-bearing liabilities:
Savings accounts	(3)	1	(2)
NOW accounts	(5)	27	22
Money market accounts	524	2,796	3,320
Certificates of deposit and individual retirement accounts	5,815	3,668	9,483
Total interest-bearing deposits	6,332	6,491	12,823
Federal Home Loan Bank advances	(3,784)	(474)	(4,258)
Total interest-bearing liabilities	2,548	6,017	8,565

Change in net interest income	$9,008	$(1,168)	$7,840

Comparison of Operating Results for the Nine Months Ended September 30, 2024 and September 30, 2023

Net Income. Net income was $26.5 million for the nine months ended September 30, 2024, compared to net income of $23.4 million the nine months ended September 30, 2023, an increase of approximately $3.1 million, or 13.2%. The increase was primarily due to a $22.2 million, or 23.1%, increase in net interest income, partially offset by a $7.9 million, or 11.6%, increase in noninterest expense, a $4.4 million, or 36.0%, decrease in non-interest income, a $4.2 million, or 49.6%, increase in income tax expense and a $2.6 million, or 32.7%, increase in the provision for credit losses.

Operating net income, excluding one-time charges, amounted to $31.3 million, or $0.79 per diluted share for the nine months ended September 30, 2024 compared to net income of $23.4 million for the nine months ended September 30, 2023, an increase of $7.8 million, or 33.4%. The material one-time charges were:

●	Loss on the sale of available-for sale securities amounting to $1.9 million;
●	Tax expense and a managed endowment contract penalty related to the surrender of bank-owned life insurance BOLI policies of $1.6 million, and;
●	Tax expense related to a basis write-down of solar income tax credits of $2.5 million.

Interest and Dividend Income. Interest and dividend income increased $57.5 million, or 36.4%, to $215.3 million for the nine months ended September 30, 2024 from $157.9 million for the nine months ended September 30, 2023, primarily due to a $49.3 million, or 32.7%, increase in interest and fees on loans, and a $7.8 million, or 382.0%, increase in interest on short-term investments.

The increase in interest and fees on loans was primarily due to an increase of $670.0 million, or 20.0%, in the average balance of the loan portfolio to $4.03 billion for the nine months ended September 30, 2024 from $3.36 billion for the nine months ended September 30, 2023 and an increase of 64 basis points in the weighted average yield for the loan portfolio to 6.63% for the nine months ended September 30, 2024 from 5.99% for the nine months ended September 30, 2023, reflecting the growth of our commercial and consumer loan portfolios. The increase in interest on short-term investments was primarily due to an increase of $181.9 million, or 313.1%, in the average balance of short-term investments to $239.9 million for the nine months ended September 30, 2024 from $58.1 million for the nine months ended September 30, 2023.

Average interest-earning assets increased $822.4 million, or 22.4%, to $4.50 billion for the nine months ended September 30, 2024 from $3.67 billion for the nine months ended September 30, 2023. The yield on interest-earning assets increased 66 basis points to 6.40% for the nine months ended September 30, 2024 from 5.74% for the nine months ended September 30, 2023.

Interest Expense. Total interest expense increased $35.2 million, or 57.3%, to $96.6 million for the nine months ended September 30, 2024 from $61.4 million for the nine months ended September 30, 2023. Interest expense on deposit accounts increased $42.9 million, or 84.8%, to $93.4 million for the nine months ended September 30, 2024 from $50.5 million for the nine months ended September 30, 2023. The increase was due to an increase in the weighted average rate on certificates of deposit of 139 basis points to 4.98% for the nine months ended September 30, 2024 from 3.59% for the nine months ended September 30, 2023, an increase in the average balance of certificates of deposit of $451.5 million, or 33.1%, to $1.82 billion for the nine months ended September 30, 2024 from $1.36 billion for the nine months ended September 30, 2023, an increase in the weighted average rate on money market accounts of 154 basis points to 3.92% for the nine months ended September 30, 2024 from 2.38% for the nine months ended September 30, 2023 and an increase in the average balance of money market accounts of $95.0 million, or 12.5% to $855.0 million for the nine months ended September 30, 2024 from $760.0 million for the nine months ended September 30, 2023.

Interest expense on FHLB borrowings decreased $7.7 million, or 71.2%, to $3.2 million for the nine months ended September 30, 2024 from $10.9 million for the nine months ended September 30, 2023. The average balance of FHLB advances decreased $190.6 million, or 69.9%, to $82.0 million for the nine months ended September 30, 2024 from $272.6 million for the nine months ended September 30, 2023. The decrease in the average balance of FHLB advances was the result of growth in brokered deposits due to lower rates, as well as, overall deposit growth.

Net Interest Income. Net interest income increased $22.2 million, or 23.1%, to $118.7 million for the nine months ended September 30, 2024 from $96.4 million for the nine months ended September 30, 2023, primarily due to a $822.4 million, or 22.4%, increase in the average balance of interest-earning assets to $4.50 billion for the nine months ended September 30, 2024 from $3.67 billion for the nine months ended September 30, 2023 and an increase in the weighted average yield on interest-earning assets of 66 basis points to 6.40% for the nine months ended September 30, 2024 from 5.74% for the nine months ended September 30, 2023.

These increases were offset partially by an increase in the weighted average rate on interest-bearing liabilities of 121 basis points to 4.04% for the nine months ended September 30, 2024 from 2.83% for the nine months ended September 30, 2023 and an increase in the average balance of interest-bearing liabilities of $296.7 million, or 10.2%, to $3.20 billion for the nine months ended September 30, 2024 from $2.90 billion for the nine months ended September 30, 2023.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, a provision of $10.7 million was recorded for the nine months ended September 30, 2024, of which $13.3 million related to the provision for credit losses on loans, compared to a provision of $8.1 million for the nine months ended September 30, 2023. The provision for credit losses on unfunded commitments decreased $2.7 million during the nine months ended September 30, 2024 as a result of a reduction in qualitative factors on construction commitments, as well as, the reduction in the balance of unfunded commitments. The increase of $2.6 million, or 32.7%, in the total provision for credit losses was primarily due to the overall increase in the size of the loan portfolio and increases in the qualitative factors on loans collateralized by purchased consumer loans.

Noninterest Income. Noninterest income decreased $4.4 million, or 36.0%, to $7.8 million for the nine months ended September 30, 2024 from $12.1 million for the nine months ended September 30, 2023. The decrease resulted primarily from one-time employee retention credit income of $3.5 million during the nine months ended September 30, 2023, losses of sale on available-for-sale debt securities of $1.9 million during the nine months ended September 30, 2024 and a $930,000 decrease in swap contract income resulting from lower swap transaction volume; offset partially by an increase in other income resulting from a one-time debit and credit card branding signing bonus of $610,000 and increased customer service fees of $758,000 during the nine months ended September 30, 2024.

The table below sets forth our noninterest income for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Customer service fees	$5,717	$4,959	$758	15.29%
Loss on sale of available-for-sale securities, net	(1,868)	—	(1,868)	(100.00)%
Increase in cash surrender value of BOLI	1,219	1,117	102	9.13%
Mortgage banking income	905	469	436	92.96%
Swap contract income	1,128	2,058	(930)	(45.19)%
Employee retention credit income	-	3,452	(3,452)	(100.00)%
Other income	649	46	603	1310.87%
Total noninterest income	$7,750	$12,101	$(4,351)	(35.96)%

Noninterest Expense. Noninterest expense increased $7.9 million, or 11.6%, to $76.4 million for the nine months ended September 30, 2024 from $68.5 million for the nine months ended September 30, 2023. Salaries and employee benefit expenses increased $7.5 million, or 17.0%, primarily from the hiring of additional employees consistent with our business strategy to grow the Bank, annual salary increases, a $2.0 million increase in ESOP compensation expenses, a $1.6 million increase in long term incentive plan expenses, a $627,000 increase in medical and dental benefits, a $477,000 in 401(k) match expenses and a $309,000 increase in federal payroll taxes; offset partially by a $1.2 million decrease in pension expense during the nine months ended September 30, 2024. Director and professional service fees increased $1.2 million, or 23.9%, during the nine months ended September 30, 2024, primarily the result of higher legal fees, lending services, appraisal fee and external audit costs. Data processing expenses increased $1.1 million, or 20.0%, during the nine months ended September 30, 2024, primarily the result of higher electronic banking, information technology and system costs. The above increases were partially offset by decreased FDIC and state insurance assessments of $1.0 million, or 36.5%, and general and administrative expenses of $783,000, or 18.45%, as a result of the adoption of ASU 2023-02, which resulted in a $1.2 million decrease in amortization of solar income tax credits during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The table below sets forth our noninterest expense for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$51,509	$44,033	$7,476	16.98%
Director and professional service fees	6,174	4,985	1,189	23.85%
Occupancy and equipment expenses	4,192	3,926	266	6.78%
Data processing expenses	6,547	5,456	1,091	20.00%
Marketing and charitable contribution expenses	2,680	2,972	(292)	(9.83)%
FDIC and state insurance assessments	1,806	2,844	(1,038)	(36.50)%
General and administrative expenses	3,459	4,243	(784)	(18.48)%
Total noninterest expense	$76,367	$68,459	$7,908	11.55%

Income Tax Expense. Income tax expense increased $4.2 million, or 49.6%, to $12.8 million for the nine months ended September 30, 2024 from $8.6 million for the nine months ended September 30, 2023. The effective tax rate was 32.5% and 26.7% for the nine months ended September 30, 2024 and 2023, respectively. The increase in the effective tax rate was a result of the $2.5 million tax effect of the basis reduction on solar income tax credits earned and the $1.6 million income tax and penalty on the surrender of BOLI policies during the nine months ended September 30, 2024. Excluding these one-time income tax expenses, the effective tax rate for the nine months ended September 30, 2024 would have been 22.2%.

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

	Nine Months Ended
	September 30, 2024			September 30, 2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)
Interest-earning assets:
Loans	$4,026,925	$199,788	6.63%	$3,356,963	$150,502	5.99%
Securities	200,648	4,736	3.15%	225,267	3,612	2.14%
Other investments (5)	29,321	939	4.28%	34,099	1,705	6.69%
Short-term investments (5)	239,946	9,853	5.49%	58,090	2,044	4.70%
Total interest-earning assets	4,496,840	215,316	6.40%	3,674,419	157,863	5.74%
Non-interest-earning assets	235,696			209,624
Allowance for credit losses	(35,336)			(29,166)
Total assets	$4,697,200			$3,854,877

Interest-bearing liabilities:
Savings accounts	$119,249	46	0.05%	$145,464	55	0.05%
NOW accounts	325,364	521	0.21%	358,380	334	0.12%
Money market accounts	855,003	25,100	3.92%	759,991	13,557	2.38%
Certificates of deposit and individual retirement accounts	1,815,498	67,741	4.98%	1,363,955	36,603	3.59%
Total interest-bearing deposits	3,115,114	93,408	4.01%	2,627,790	50,549	2.57%
FHLB advances	82,015	3,230	5.26%	272,622	10,871	5.33%
Total interest-bearing liabilities	3,197,129	96,638	4.04%	2,900,412	61,420	2.83%
Non-interest-bearing deposits	673,327			530,834
Other non-interest-bearing liabilities	83,493			67,880
Total liabilities	3,953,949			3,499,126
Shareholders' equity	743,251			355,751
Total liabilities and shareholders' equity	$4,697,200			$3,854,877
Net interest income		$118,678			$96,443
Net interest rate spread (1)			2.36%			2.91%
Net interest-earning assets (2)	$1,299,711			$774,007
Net interest margin (3)			3.53%			3.51%

Average interest-earning assets to interest-bearing liabilities	140.65%			126.69%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.
(5)	Other investments are comprised of FRB stock, FHLB stock and swap collateral accounts. Short-term investments are comprised of cash and cash equivalents

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

	Nine Months Ended
	September 30, 2024 vs. 2023
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$32,124	$17,162	$49,286
Securities	(339)	1,463	1,124
Other	(215)	(551)	(766)
Short-term investments	7,414	395	7,809
Total interest-earning assets	38,984	18,469	57,453

Interest-bearing liabilities:
Savings accounts	(10)	1	(9)
NOW accounts	(28)	215	187
Money market accounts	1,872	9,671	11,543
Certificates of deposit and individual retirement accounts	14,288	16,850	31,138
Total interest-bearing deposits	16,122	26,737	42,859
Federal Home Loan Bank advances	(7,508)	(133)	(7,641)
Total interest-bearing liabilities	8,614	26,604	35,218

Change in net interest income	$30,370	$(8,135)	$22,235

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the FHLB and the Discount Window at the Federal Reserve Bank of Boston (“FRB”). As of September 30, 2024, we had outstanding advances of $116.3 million from the FHLB. As of September 30, 2024, we had unused borrowing capacity of $730.7 million with the FHLB and $36.6 million available with the FRB. Subsequent to September 30, 2024, the Bank received approval from the FRB under its Borrower in Custody (“BIC”) program, which allowed us to pledge commercial real estate and multi-family loans to the FRB, which provided the Bank with additional borrowing capacity of $531.6 million. Additionally, as of September 30, 2024, we had $329.9 million of brokered deposits and pursuant to our internal liquidity policy, which allows us to utilize brokered deposits up to 25.0% of our total assets, we had an additional capacity of up to approximately $920.7 million of brokered deposits.

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

At September 30, 2024, we had $75.8 million in commitments to originate loans outstanding. In addition, we had $477.6 million in unused lines of credit to borrowers, $487.5 million in unadvanced construction loans and $6.5 million in letters of credit outstanding.

Non-brokered certificates of deposit due within one year of September 30, 2024 totaled $1.65 billion, or 40.9%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits, FHLB advances and FRB borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the non-brokered certificates of deposit due on or before September 30, 2025, or on our other interest-bearing deposit accounts. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2024.

Our primary investing activity is originating loans. During the nine months ended September 30, 2024, we originated $345.4 million of loans, net of repayments.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced net increases in deposits of $655.5 million for the nine months ended September 30, 2024. At September 30, 2024 and December 31, 2023, the level of brokered time deposits was $329.9 million and $183.6 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. FHLB advances decreased $167.0 million during the nine months ended September 30, 2024.

For additional information, see the consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

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

As of September 30, 2024, Needham Bank and NB Bancorp, Inc. exceeded all of their regulatory capital requirements, and were categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 10 of the notes to consolidated financial statements.

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NB BANCORP, INC.

Date: November 8, 2024	/s/ Joseph Campanelli
Joseph Campanelli
Chairman, President and Chief Executive Officer

Date: November 8, 2024	/s/ Jean-Pierre Lapointe
Jean-Pierre Lapointe
Executive Vice President and Chief Financial Officer