Form 10-K
period 2024-12-31
NB Bancorp, Inc.
filed 2025-03-07
CIK 1979330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2024, of $15.08, was approximately $555.4 million.

As of February 28, 2025, there were 41,842,641 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

1.Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders (Part III)

PART I

ITEM 1.      Business

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “could,” “potential,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by supply chain disruptions or otherwise;
●	inflation and changes in the interest rate environment that reduce margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	the possibility that future credit losses, loan defaults and charge-off rates are higher than expected due to changes in economic conditions or adverse economic developments;
●	changes in the level and direction of loan delinquencies and changes in assumptions and estimates of the adequacy of the allowance for credit losses;
●	the effect of any change in federal government enforcement of federal laws affecting the cannabis industry;
●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
●	our ability to access cost-effective funding timely;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market areas;

●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own;
●	turbulence in the capital and debt markets and within the banking industry;
●	changes in assumptions used in making such forward-looking statements; and
●	other risks and uncertainties detailed in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

Since being incorporated, other than holding the common stock of the Bank, the Company has not engaged in any material business activities to date.

Our cash flow depends on earnings from the investment of the net proceeds we retained from our initial public stock offering that was consummated on December 27, 2023, and any dividends we receive from the Bank. We neither own nor lease any property. At the present time, we employ only persons who are officers of the Bank who also serve as officers of the Company. We use the support staff of the Bank from time to time and pay a fee to the Bank for the time devoted to the Company by employees of the Bank. However, these persons are not separately compensated by the Company. The Company may hire additional employees, as appropriate, to the extent it expands its business in the future.

Our executive offices are located at 1063 Great Plain Avenue, Needham, Massachusetts 02492. Our telephone number at this address is (781) 444-2100. Our website address is www.needhambank.com. Information on our website is not incorporated into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K.

BUSINESS OF NEEDHAM BANK

General

The Bank is a Massachusetts-chartered cooperative bank headquartered in Needham, Massachusetts. The Bank was organized in 1892 and has operated continuously in Needham, Massachusetts, which is approximately 17 miles southwest of Boston’s financial district, since this time. Our headquarters are still located in Needham, and we have branch locations in Wellesley, Westwood, Dedham, Medfield, Medford, Dover, Ashland, Millis, Natick and Boston (Mission Hill). Our branch network covers the metro-west area of Boston and surrounding communities, which is our primary deposit market area. We consider our primary lending market area to be the Greater Boston metropolitan area and surrounding communities in Massachusetts, eastern Connecticut, southern New Hampshire and Rhode Island. As one of the largest community banks in the Greater Boston metropolitan area, and throughout New England, we believe that our reputation for providing personalized customer service is our strongest asset and our most effective business strategy to continue to grow and be a profitable bank.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in commercial real estate and multifamily loans, one-to-four-family residential real estate loans, construction and land development loans, commercial and industrial loans and consumer loans. To a lesser extent, we originate home equity loans and lines of credit. At December 31, 2024, our total loan portfolio was comprised of $1.70 billion, or 39.1%, of commercial real estate and multifamily loans, $1.25 billion, or 28.9%, of one-to-four-family residential real estate loans and home equity loans, $583.8 million, or 13.5%, of construction and land development loans, and $559.8 million, or 12.9%, of commercial and industrial loans. We also invest in securities, consisting primarily of U.S. Treasury and federal agency securities, mortgage-backed securities and corporate bonds. We offer a variety of deposit accounts, including certificate of deposit accounts, IRAs, money market accounts, savings accounts, demand deposit accounts and interest-bearing and noninterest-bearing checking accounts.

Historically, we have utilized advances from the Federal Home Loan Bank of Boston (“FHLB”) to fund our operations and we had $120.8 million of FHLB advances at December 31, 2024. Additionally, in recent years, we have also utilized brokered deposits as a non-retail funding source to fund our operations and at December 31, 2024, we had $309.8 million of brokered deposits.

Needham Bank is subject to regulation, supervision and examination by the Massachusetts Commissioner of Banks (the “Commissioner”) under Massachusetts law, and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) as its primary federal regulator. It is also regulated by Federal Deposit Insurance Corporation (the “FDIC”) as its primary insurer of its deposits.

Business Strategy

In recent years and consistent with our growth strategy to increase our commercial relationships along all business lines, we have enhanced our online and mobile banking offerings, including fraud prevention and detection systems, and additionally, we have invested heavily in our cash management suite of products. Additional investments have been made to continually strengthen cybersecurity controls, such as with expanded vulnerability detection and patch management protocols. The acquisition of our cannabis-related and money service banking businesses resulted in the addition of $297.7 million of core deposits in April 2022 and we believe our significant investment in these cash management products has allowed us to capture and service the full banking relationships for these and our other Structured Finance and other commercial and industrial customer relationships. We have invested in systems to automate compliance with cannabis-related regulatory requirements and guidance. Investments in tools have been completed to further automate compliance with state-specific and federal regulatory requirements for cannabis banking and consumer lending activities. We also implemented a Marketing Customer Information File and Customer Relationship Management system to improve communication, collaboration and the customer experience.

In recent years, we have focused on building an experienced management team and diversifying and enhancing our operating and business strategy. In January 2017, we hired Joseph Campanelli as our Chief Executive Officer. Mr. Campanelli has more than 40 years of banking experience at larger, more complex financial institutions and has executed similar strategies. In February 2024, we hired JP Lapointe, our Chief Financial Officer. Mr. Lapointe has more than 20 years of combined banking and bank audit experience. Under their leadership, the Bank has implemented an intentional and structured growth plan to enable the Bank to grow its balance sheet and diversify its operations and offer a personalized banking experience to individuals and businesses while seeking to address the risks inherent with such growth.

During the year ended December 31, 2024, the Bank added approximately 34 additional full-time employees. Consistent with our strategy to continue to service individuals and small businesses in our market area, while also competing for larger business customers, the Bank has made significant investments in infrastructure, upgraded technology solutions and offerings, and compliance and risk management.

Following a comprehensive strategic review of the Company’s governance structure, during the year ended December 31, 2023, we added five new board members, and during the year ended December 31, 2024 we added a sixth new director, each of whom individually, and together as a group, we believe bring a level of business acumen and sophistication that matches our growth strategy.

The proceeds from our initial stock offering which we consummated in December 2023 have and will enable us to continue to implement our prudent and disciplined growth strategy. We have employed the following strategies to maximize sustainable profitability:

●	Continue to moderately grow our commercial real estate and multifamily loan portfolio. In recent years, we have increased our commercial real estate and multifamily loan portfolio consistent with safe and sound underwriting practices. This has the benefit of increasing the yield on our loan portfolio while reducing the average term to repricing of our loans. At December 31, 2024, our commercial real estate and multifamily loan portfolio totaled $1.70 billion, or 39.1% of our total loan portfolio, compared with $1.38 billion, or 35.4% of our total loan portfolio, at December 31, 2023.

We intend to continue to compete for more of these types of relationships, primarily to experienced seasoned builders, developers and investors in our market area.

●	Continue to diversify our commercial and industrial loan portfolio. We have diversified our commercial and industrial loan portfolio into three divisions, which we refer to as Small Business, Middle Market and Structured Finance. The Small Business Lending division generally focuses on loans under the Small Business Administration (the “SBA”) programs of up to $5 million and traditional non-small SBA commercial business relationships with businesses that generate up to $10 million in revenue. Our Middle Market division generally focuses on relationships with businesses that have annual revenues from $10 million to $50 million, nearly all of which are to borrowers in our primary market area. Our Structured Finance division seeks to service the banking needs of larger business customers, typically with greater than $50 million in annual revenues, throughout a variety of industries, including manufacturers, service companies, renewable energy providers, commercial finance companies, and cannabis-related entities. We believe that our industry-specific knowledge about the banking needs of these industries gives us a competitive advantage to service these customers. We intend to continue to emphasize growth in each of these divisions of our commercial and industrial lending, with a measured approach to cannabis-related entities.
●	Continue our historical emphasis on residential mortgage lending, including construction of single-family homes. Historically, we have emphasized residential mortgage lending, including for the construction of single-family homes, and at December 31, 2024, one-to-four-family residential real estate loans totaled $1.13 billion, or 26.1% of our total loan portfolio, compared with $1.10 billion, or 28.2% of our total loan portfolio, at December 31, 2023. We intend to continue measured, efficient growth of these types of residential lending.
●	Modestly grow our consumer loan portfolio. In 2022, 2023 and 2024, we purchased a variety of consumer loans from several third-party originators. Largely as a result of these purchases, at December 31, 2024, consumer loans totaled $244.6 million, or 5.6% of our total loan portfolio, compared to $204.9 million, or 5.3% of our total loan portfolio, at December 31, 2023. Going forward, we intend to continue to emphasize the modest growth in our consumer loan portfolio through selective ongoing originations and purchases. We believe that this loan diversification will allow us to continue to execute our business strategy of growing the Bank while addressing the inherent risks of community banking, including the risk of geographic concentrations in our loan portfolios. The diversification of our loan products allows us to address risk across a wider variety of borrowers and industries as well as the ongoing management of these portfolios to minimize our exposure to interest rate risk.
●	Diversify and focus on deposit gathering. Consistent with our strategy to grow core deposits, which we consider to be all deposits including certificates of deposits, other than brokered deposits, we have invested in a cash management suite of products and enhanced our online and mobile banking offerings, as well as fraud prevention and detection systems. We intend to continue to implement new technology as it is developed or improved. We view the growth of commercial and industrial lending, in each of our market segments, as an opportunity to increase our core deposits through our effort to capture the full banking relationship of these commercial customers.

Reflecting our focus on our community, in connection with our mutual to stock conversion and initial public offering which closed in December 2023, we established a charitable foundation called Needham Bank Charitable Foundation (the “Foundation”) and funded it with $2.0 million in cash and 1,708,229 shares of our common stock, for a total contribution of $19.1 million based on the $10.00 per share offering price. The purpose of this foundation is to make contributions to support various charitable organizations operating in our community now and in the future. During the year ended December 31, 2024, the Foundation made $1.3 million in contributions to local non-profit charities and organizations.

Market Area

We consider our primary market area to be any counties, towns or municipalities within a 100-mile radius of Needham, which generally covers the Greater Boston metropolitan area as well as surrounding communities in Massachusetts, eastern Connecticut, southern New Hampshire and Rhode Island. We will consider commercial and residential real estate opportunities outside of this market area, but these are generally to customers with whom we have an existing relationship and who have a presence within our primary market area. We also have industry-specific and structured commercial and industrial relationships to cannabis and solar companies and bridge financing based on our underlying diligence and understanding of the specific operations outside of our primary market area.

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

According to the United States Census Bureau (the “Census”), at July 2023, the Greater Boston metropolitan area is the eleventh largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Greater Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale/retail trade, to finance, technology and medical care. According to the United States Department of Labor, in December 2024, the Boston-Cambridge-Newton, Massachusetts area had an estimated unemployment rate of 3.7%, compared to a Massachusetts state unemployment rate of 4.1% and the national unemployment rate of 4.1%.

Based on the Census’ estimates, from 2020 to 2023, the populations of Boston–Cambridge–Newton, MA–NH Metropolitan Statistical Area (“MSA”) decreased 0.51%, compared to a 0.05% increase for the Commonwealth of Massachusetts. At July 2023, the Census estimates that the Boston–Cambridge–Newton, MA–NH MSA’s median household incomes was $110,697, compared to median household income of $94,755 for the city of Boston, $99,858 for the Commonwealth of Massachusetts, and $77,719 for the United States.

Competition

We face significant competition within our market both in originating loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks, credit unions and other non-bank financial service providers. Some of our competitors offer products and services that we currently do not offer, such as trust services or wealth management services.

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

We expect to continue to emphasize originations of larger structured finance credit facilities. In recent years, most of our larger, structured commercial and industrial loans have been to customers in the cannabis or solar industries and bridge financing. Our competition in this business sector is broad-based and not dominated by any specific larger or more well-established competitors. Changing legislation and government policy with respect to these industries could increase competition even further on a jurisdictional or industry-specific basis.

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

Lending Activities

Our principal lending activity is originating commercial real estate and multifamily loans, one-to-four-family residential real estate loans, construction and land development loans, commercial and industrial loans and consumer loans. To a lesser extent, we also originate home equity loans and lines of credit. Subject to market conditions and our asset-liability management, we expect to continue to grow each of our loan portfolios with the most significant emphasis on growth in commercial real estate and multifamily loans and commercial and industrial loans. From time to time and subject to market conditions, we have also originated for sale and sold a portion of our long-term, fixed-rate, one-to-four-family residential real estate loans, on a servicing-retained, limited or no recourse basis, while retaining shorter-term fixed-rate and adjustable-rate one-to four family residential real estate loans in order to manage the interest rate risk and duration of our loan portfolio.

Historically, we have also engaged in loan participation sales, with Needham Bank as the lead, for certain larger commercial real estate and commercial and industrial loans and have purchased participations from well-established financial institutions in our market area. Participations and counterparty exposure is periodically reported to the board of directors. At December 31, 2024, our highest combined participations sold with one bank was approximately 14.2% of our total capital and was comprised of four commercial real estate loans, three construction and land development loans and one commercial and industrial loan. At December 31, 2024, our highest combined participations purchased with one bank was approximately 7.8% of our total capital and was comprised of one commercial real estate loan and one multi-family residential loan.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	As of December 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
One-to-four-family residential	$1,130,791	$1,097,486	$33,305	3.03%
Home equity	124,041	97,270	26,771	27.52%
Commercial real estate	1,363,394	1,169,859	193,535	16.54%
Multi-family residential	333,047	209,982	123,065	58.61%
Construction and land development	583,809	622,823	(39,014)	(6.26)%
Commercial and industrial	559,828	491,918	67,910	13.81%
Consumer, net of premium/discount	244,558	204,871	39,687	19.37%
Total loans	4,339,468	3,894,209	445,259	11.43%
Less:
Deferred fees, net	(6,316)	(4,930)	(1,386)	28.11%
Allowance for credit losses	(38,744)	(32,222)	(6,522)	20.24%
Net loans	$4,294,408	$3,857,057	$437,351	11.34%

Contractual Maturities. The following tables set forth the contractual maturities of our loan portfolio at December 31, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One-to-Four-Family		Commercial	Multi-Family	Construction and	Commercial and
	Residential	Home Equity	Real Estate	Residential	Land Development	Industrial	Consumer

Amounts due in:	(in thousands)
One year or less	$9,216	$—	$84,695	$33,484	$277,991	$50,952	$3,712
After one through five years	12,073	—	378,512	19,251	205,669	343,075	58,663
After five through 15 years	89,465	19,003	657,243	71,448	81,146	136,191	102,206
More than 15 years	1,020,037	105,038	242,944	208,864	19,003	29,610	79,977
Total	$1,130,791	$124,041	$1,363,394	$333,047	$583,809	$559,828	$244,558

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2024 that are contractually due after December 31, 2025:

	As of December 31, 2024
	Fixed	Adjustable	Total

	(in thousands)
One-to-four-family residential	$548,092	$573,483	$1,121,575
Home equity	—	124,041	124,041
Commercial real estate	226,084	1,052,615	1,278,699
Multi-family residential	—	299,563	299,563
Construction and land development	32,732	273,086	305,818
Commercial and industrial	49,839	459,037	508,876
Consumer, net of premium/discount	234,319	6,527	240,846
Total loans	$1,091,066	$2,788,352	$3,879,418

One-to-Four-Family Residential Real Estate Lending. One of the primary focuses of our lending has long been the origination of long-term loans secured by mortgages on primarily owner-occupied, one-to-four-family residences. At December 31, 2024, $1.13 billion, or 26.1%, of our total loan portfolio, consisted of one-to-four-family residential real estate loans. The vast majority of the one-to-four-family residential real estate loans that we originate are secured by properties located in our primary market area. See “Originations, Sales and Purchases of Loans.”

Our one-to-four-family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate one-to-four-family residential real estate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency (“FHFA”), which was $766,550 as of December 31, 2024. We also originate loans above the FHFA limit, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans and at December 31, 2024, approximately $583.8 million, or 51.6%, of our one-to-four-family residential real estate loans were jumbo loans with an average balance of $1.4 million.

Our fixed-rate one-to-four-family residential real estate loans are originated with terms of up to 30 years and our adjustable-rate one-to-four-family residential real estate loans are originated with terms of up to 40 years. At December 31, 2024, $549.6 million, or 48.6%, of our one-to-four-family residential real estate loans were fixed-rate loans.

We originate our adjustable-rate one-to-four-family residential real estate loans with initial interest rate adjustment periods of three, five and seven years, based on changes in a designated market index. Generally, these loans are limited to a 200-basis point initial increase in their interest rate and a 200-basis point increase annually after the initial adjustment and a maximum upward adjustment of 600 basis points over the life of the loan. We determine whether a borrower qualifies for an adjustable-rate mortgage loan based on our lending policy.

We originate conventional one-to-four-family residential real estate loans with loan-to-value ratios of up to 95% without private mortgage insurance. We also originate one-to-four-family residential real estate loans with loan-to-value ratios of up to 97% for loans that are sold and serviced by MassHousing, an independent, quasi-public Massachusetts agency charged with providing financing for affordable housing in Massachusetts or under our First-Time Homebuyer Program.

From time to time and subject to market conditions, we sell a portion of the fixed-rate one-to-four-family residential real estate loans that we originate with terms of greater than 20 years. We base the amount of fixed-rate one-to-four-family residential real estate loans that we sell on our liquidity needs, asset/liability mix, loan volume, portfolio size and other factors. In recent years, most of the one-to-four-family residential real estate loans that we originated and sold to the secondary market were sold with servicing retained.

We generally do not offer “interest-only” loans on one-to-four-family residential real estate loans nor do we offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. Additionally, we do not offer “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios).

We evaluate both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Our one-to-four-family residential real estate loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Our one-to-four-family residential real estate loans customarily include “due-on-sale” clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing one-to-four-family residential real estate loans.

We offer one-to-four-family residential real estate loans secured by non-owner-occupied properties. Generally, we will not make loans in excess of 80.0% loan-to-value on non-owner-occupied one-to-four-family residential real estate properties or in excess of 80.0% on single family non-owner occupied one-to-four-family residential real estate properties.

Home Equity Loans and Lines of Credit. In addition to one-to-four-family residential real estate loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. At December 31, 2024, we had $124.0 million, or 2.9%, of our total loan portfolio in home equity loans and lines of credit.

Home equity loans and lines of credit are generally underwritten using the same criteria that we use to underwrite one-to-four-family residential real estate loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of up to 80% when combined with the principal balance of the existing first mortgage loan.

Home equity loans and lines of credit are generally secured by junior mortgages and have greater risk than one-to-four-family residential real estate loans secured by first mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those borrowers. Particularly with respect to our home equity loans and lines of credit, decreases in real estate values could adversely affect our ability to fully recover the loan balance in the event of a default.

Commercial Real Estate and Multifamily Lending. Our commercial real estate and multifamily loans are secured primarily by multifamily apartment buildings, retail and mixed-use properties, light industrial properties, manufacturing facilities and office buildings, almost all of which are located in our primary lending market area. We will also make these loans out of our primary lending market area to customers of Needham Bank with whom we have an existing lending relationship. Our multifamily loans are secured primarily by five or more-unit residential buildings. At December 31, 2024, we had $1.70 billion in commercial real estate and multifamily loans, representing 39.1% of our total loan portfolio.

We generally originate adjustable-rate commercial real estate and multifamily loans with maximum terms of up to 30 years. From time to time, we will also originate fixed-rate loans in these portfolios. We generally limit loan-to-value ratios to 80% of the appraised value or purchase price, whichever is lower. All of our commercial real estate and multifamily real estate loans are subject to our underwriting procedures and guidelines. Although our commercial real estate and multifamily loans are made to a diversified pool of unrelated borrowers across numerous businesses, adverse developments in our market area could have an adverse impact on this portfolio of loans and the Company’s income and financial position.

 The federal banking agencies (the “Agencies”) issued guidance in 2006 (the “Guidance”) which addresses institutions with increased concentrations of commercial real estate (“CRE”) loans.  The Guidance does not establish specific CRE lending limits; but rather, it promotes sound risk management practices and appropriate levels of capital that will enable institutions to continue to pursue CRE lending in a safe and sound manner.  In developing the Guidance, the Agencies recognized that different types of CRE lending present different levels of risk, and that consideration should be given to the lower risk profiles and historically superior performance of certain types of CRE, such as well-structured multifamily housing finance, when compared to others, such as speculative office space construction. As discussed under “CRE Concentration Assessments,” institutions are encouraged to segment their CRE portfolios to acknowledge these distinctions for risk management purposes. The guidance focuses on those CRE loans for which the cash flow from the real estate is the primary source of repayment rather than loans to a borrower for which real estate collateral is taken as a secondary source of repayment or through an abundance of caution. Thus, for the purposes of the Guidance, CRE loans include those loans with risk profiles sensitive to the condition of the general CRE market (for example, market demand, changes in capitalization rates, vacancy rates, or rents). CRE loans are land development and construction loans (including one-to-four-family residential and commercial construction loans) and other land loans. CRE loans also include loans secured by multifamily property, and nonfarm nonresidential property where the primary source of repayment is derived from rental income associated with the property (that is, loans for which 50 percent or more of the source of repayment comes from third party, nonaffiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Excluded from the scope of the Guidance are loans secured by nonfarm nonresidential properties where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property.

As part of their ongoing supervisory monitoring processes, the Agencies use certain criteria to identify institutions that are potentially exposed to significant CRE concentration risk. An institution that has experienced rapid growth in CRE lending, has notable exposure to a specific type of CRE, or is approaching or exceeds the supervisory criteria may be identified for further supervisory analysis of the level and nature of its CRE concentration risk.

The Agencies use the criteria as a preliminary step to identify institutions that may have CRE concentration risk. Because regulatory reports capture a broad range of CRE loans with varying risk characteristics, the supervisory monitoring criteria do not constitute limits on an institution’s lending activity but rather serve as high-level indicators to identify institutions potentially exposed to CRE concentration risk.

The Company holds a concentration in commercial real estate loans. As of December 31, 2024, construction, land development and other land loans, as defined by the Guidance, represented 71.5% of consolidated risk-based capital. Total commercial real estate loans, as defined by the Agency Guidance, represented 201.3% of consolidated risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio as defined by the Agency Guidance, by 71.0%.

The management team has extensive experience in underwriting commercial real estate loans and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. The Board of Directors has established internal maximum limits on CRE to better manage and control the exposure to property classes during periods of changing economic conditions. The Board of Directors also has minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

Our risk management process begins with a robust underwriting program. The underwriting and risk rating of all loans is completed by an underwriting team that is independent of the originating lender(s). The underwriting analysis of commercial real estate loans includes pre-origination sensitivity analysis utilizing portfolio stress testing methods to fully understand the potential exposure before we originate the credit. Once originated, each loan receives ongoing quarterly stress tests to evaluate the risk profile over the life of the credit. At December 31, 2024, our 25 largest commercial real estate lending relationships had an average balance of approximately $35.3 million, or approximately $883.3 million in the aggregate, representing 52.1% of our total commercial real estate loans at such date. Consistent with our internal policies, any borrowing relationship with aggregate exposure of greater than $55.0 million requires approval by the board of directors and at such date we had eleven such relationships in excess of $55.0 million, which were comprised of commercial real estate and multifamily, construction and land development and commercial and industrial loans.

At December 31, 2024, each of the commercial real estate loans underlying our 25 largest commercial real estate relationships was performing in accordance with its repayment terms excluding one commercial real estate participation loan that experienced a $4.0 million charge-off during the year ended December 31, 2024 and has a remaining outstanding loan balance of $2.2 million as of December 31, 2024. The total relationship balance was $24.0 million, or 1.4%, of total commercial real estate loans as of December 31, 2024.

We consider a number of factors in originating commercial real estate and multifamily loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, among other factors, we consider the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that, subject to certain exceptions, it is at least 1.20x for multifamily loans and 1.25x for commercial real estate loans, and the ratio of the loan amount to the appraised value of the mortgaged property. Our commercial real estate and multifamily loans are appraised by outside independent and qualified appraisers that are duly approved in accordance with Bank policy. Personal guarantees are often obtained from commercial real estate borrowers. Each borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

We believe that our commercial real estate and multifamily loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties. As of December 31, 2024, the amortized cost balances of concentrations in our commercial real estate loan portfolio, including multi-family loans, were as follows:

	As of December 31, 2024
	Owner-Occupied	Non-Owner-Occupied	Balance	Percentage

	(Dollars in thousands)
Multi-Family	$—	$333,047	$333,047	20%
Cannabis Facility	310,773	15,257	326,030	19%
Industrial	123,191	74,057	197,248	12%
Office	31,075	151,729	182,804	11%
Hospitality	—	164,520	164,520	10%
Special Purpose	77,730	54,355	132,085	8%
Retail	46,126	91,471	137,597	8%
Mixed-Use	9,023	103,748	112,771	6%
Other	41,490	68,849	110,339	6%
Total commercial real estate	$639,408	$1,057,033	$1,696,441	100%

Construction and Land Development Loans. At December 31, 2024, we had $583.8 million in construction and land development loans, or 13.5% of total loans. We make construction loans on raw land, land which has received permits for construction and commercial and residential properties which are being re-constructed, primarily to developers, contractors and builders of apartment buildings, single-family homes and condominiums and individuals for the construction of their primary residences. We also make a limited amount of land loans that will be used for residential or commercial development. Land loans also include loans secured by land purchased for investment purposes.

While we may originate loans to builders, whether or not the collateral property underlying the loan is under contract for sale, we consider each project carefully in light of current residential real estate market conditions. Historically, most of our construction loans for residential properties are to well-known builders in our market area for which there is no contract for sale for the underlying completed home at the time of origination. We refer to these loans as speculative construction loans, and we expect this concentration of speculative residential construction lending to continue to be an important component of our construction and land development loans in the future. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations.

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

Construction loans are generally limited to 80% (75% for investment properties) loan-to-completed-appraised-value ratio upon completion of the project. Land development loans which are approved for development are limited to 75%, and not yet approved for development land loans, are limited to 65% as-is appraised value. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also generally require inspections of the property before disbursements of funds during the term of the construction loan.

At December 31, 2024, our 25 largest construction and land development loan relationships had an average balance of approximately $17.4 million, or approximately $435.9 million in the aggregate, representing 74.7% of our total construction and land development loans. Consistent with our internal policies, any borrowing relationship with aggregate exposure of greater than $55.0 million requires approval by the board of directors and at such date we had eleven such relationships in excess of $55.0 million, which were comprised of commercial real estate and multifamily, construction and land development and commercial and industrial loans. At December 31, 2024, each of the construction and land development loans underlying our 25 largest construction and land development loan relationships was performing in accordance with its repayment terms.

Commercial and Industrial Loans. We offer a broad range of commercial and industrial loans, including lines of credit and terms loans, to a variety of commercial businesses and industrial borrowers. The loans are used to support working capital and general corporate needs.

Our commercial and industrial banking division is segmented into three core units: Small Business, Middle Market and Structured Finance. The Small Business division generally focuses on loans under Small Business Administration (“SBA”) programs of up to $5 million and non-SBA commercial business relationships with businesses who have annual revenues up to $10 million. SBA product offerings include SBA 7(a) Loans, SBA Express Lines of Credit, 504 Loans, and Massachusetts Capital Access Program.

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

Our Structured Finance division generally focuses on relationships with businesses with greater than $50 million in annual revenues and which may contain unique attributes to certain industries. In recent years, most of these larger, structured commercial and industrial loans have been to customers in the cannabis or solar industries and bridge financing. These industries may be subject to heightened regulatory or business risks, and we believe our knowledge of the operating and cash flow structures of these industries, as well as the applicable regulatory considerations, enable us to offer competitive credit facility solutions to these customers while maintaining our prudent underwriting standards consistent with our Small Business and Middle Market lending divisions. Generally, our Structured Finance loans are collateralized by the borrower’s real estate or business assets. We seek to partner with company owners, management teams, and private equity sponsors to provide customized debt facility and cash management solutions for business owners.

The Structured Finance division’s practices include sponsored and direct-to-company transactions, family-owned and privately held businesses, and, to a limited extent, publicly traded companies. We believe our Structured Finance division’s portfolio is well diversified with 49 commercial relationships at December 31, 2024.

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

The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. The vast majority of the loans are extended on a secured basis, with a limited number of unsecured lines of credit with additional covenants. At December 31, 2024, we had commitments to fund $24.3 million of unsecured lines of credit with $124,000 outstanding. The security of any underlying loan is determined according to the credit profile of the customer on a case-by-case basis.

In managing our commercial and industrial loan portfolio, we focus on the size of the customer’s lending relationship, which we view as the aggregate amount of all loans and loan commitments outstanding to a commercial borrower and any related borrowers or guarantors.

At December 31, 2024, approximately 98.6% of our Small Business and 93.7% of our Middle Market commercial and industrial loan exposure was to customers headquartered within our primary market area, which is the Greater Boston metropolitan area and surrounding communities, including eastern Connecticut, southern New Hampshire and Rhode Island. On occasion, we will make these types of loans outside of the primary market but generally only to customers with whom we have a pre-existing relationship.

Because of the unique business characteristics of the cannabis and solar industries and bridge financing, which comprise most of our Structured Finance loans, many of these loans are to customers which have operations both within and outside of our primary market area.

The vast majority of the relationships in the commercial and industrial segment also have cash management and treasury service product offerings tied to the relationships. These products include specific online banking tools, ACH products, wire capabilities, fraud prevention tools and other customized set-up that help the underlying business securely manage the business’ cash. Generally, these products provide for additional fee income, along with enhanced risk management, to the Company and are managed within the commercial and industrial business unit of the Bank.

Consumer Lending. We offer a variety of consumer loans to individuals who reside or work in our primary lending area, including loans that are secured by mobile homes, new and used automobiles, new and used boats and recreational vehicles, solar panels, deposit accounts, as well as a limited number of unsecured loans, including student loans, home improvement loans and credit cards loans. In recent years we have purchased a variety of consumer loan portfolios from third-party originators subject to our underwriting procedures. Largely as a result of these purchases, higher-yielding consumer loans increased $39.7 million, or 19.4% to $244.6 million, or 5.6%, of totals loans at December 31, 2024 from $204.9 million, or 5.3%, of total loans at December 31, 2023.

Subject to market conditions, we intend to continue to prudently grow our consumer loan portfolio. The growth in this portfolio has come largely through partnerships with established third-party originators.

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

Consistent with our interest rate risk strategy, we originate and sell a portion of the long-term, fixed-rate, one- to-four-family residential real estate loans on a servicing-retained, limited or no recourse basis, while generally retaining shorter-term fixed-rate and all adjustable-rate one-to-four-family residential real estate loans in order to manage the duration and repricing of our loan portfolio. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint.

Historically, we have also engaged in loan participations sales, with the Bank as the lead, for certain larger commercial real estate and commercial and industrial loans and have, on a limited basis, purchased participations from well-established financial institutions in our market area. Participations are periodically reported to the Board of Directors. In recent years we have also purchased a variety of consumer loan portfolios and expect to continue to purchase consumer loans from several established third-party originators. At December 31, 2024, our highest combined participations with one bank was approximately 14.2% of total capital and was comprised of four commercial real estate loans, three construction and land development loans and one commercial and industrial loan.

Loan Approval Procedures, Loans to One Borrower Limit and Lending Authority

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of the Bank’s capital, which is defined under Massachusetts law as the sum of our surplus account, undivided profits and capital stock. Loans secured by a first mortgage on residential property occupied by the borrower are excluded from this limit. At December 31, 2024, our regulatory limit on loans-to-one borrower was $131.2 million.

At December 31, 2024, our general internal limit on an aggregate loan relationship-to-one borrower (and related entities) was $55.0 million. Most of our largest loan relationships are to borrowers who have multiple loans with the Bank and are collateralized by commercial real estate, commercial and industrial and construction and land development loans. Aggregate exposure limits can be increased above our internal limit up to the legal lending limit on an exception basis with the approval of the Credit Committee and the Board of Directors, and at December 31, 2024, we had eleven relationships in excess of $55.0 million which were secured by commercial and industrial and commercial real estate loans, including multifamily and construction and land development loans. Each of these relationships was approved by the Board of Directors and at December 31, 2024 each of the loans underlying these relationships was performing in accordance with their prepayment terms.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loans are made consistent with our loan policies and procedures, and the underwriting and review of a loan decision is designed primarily to determine the borrower’s ability to repay the requested loan. The Board of Directors has overall responsibility for our lending policy, and reviews this policy at least annually.

The Board of Directors has delegated loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. Loans for residential real estate of greater than $2.5 million require approval by the Credit Committee, which consists of the Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Credit Officer (“CCO”), SVP – Managed Assets Group Leader and managers of the Bank’s lending departments. Commercial loan relationships with total loan exposure of greater than $3.0 million up to our internal loans-to-one relationship limitation require approval by the Credit Committee. All commercial and industrial loans under $3.0 million are approved by the CCO (or designated signer), and all commercial loan relationships with total loan exposure of greater than $3.0 million are approved by the Credit Committee. Loan policy exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or Credit Committee prior to approval. Reporting on Policy exceptions are included within the Board of Directors reporting package.

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

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned (“OREO”) until it is sold. The OREO is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for credit losses on loans. Estimated fair value is based on an appraisal typically obtained before the foreclosure process is completed. Subsequent decreases in the value of the OREO property are charged to operations. After acquisition, all costs incurred in maintaining the OREO property are expensed. Costs relating to the development and improvement of the OREO property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

In the course of resolving delinquent loans, we may choose to restructure the contractual terms of certain loans. We attempt to work-out alternative payment schedules with the borrowers in order to avoid foreclosure actions. As noted in Note 1, “Organization, Activities and Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023, which eliminated troubled-debt restructuring accounting. Subsequent to our adoption of ASU 2022-02, we apply the loan refinancing and restructuring guidance codified in paragraphs 310-20-35-9 through 35-11 of the Accounting Standards Codification to determine whether a modification results in a new loan or a continuation of an existing loan.

ASU 2022-02 requires disclosure of loan modifications to borrowers experiencing financial difficulty. During the year ended December 31, 2024, the Company modified one participation commercial real estate loan with an amortized cost basis of $6.2 million, or 0.01% of total commercial real estate loans, through an interest rate reduction and maturity extension. The modified loan experienced a $4.0 million charge-off during the year ended December 31, 2024 resulting from a shortfall in the projected sale price of the underlying real estate collateral. The Company did not modify any loans to borrowers experiencing financial difficulty during the year ended December 31, 2023.

If a loan is on non-accrual at the time of restructuring, interest income is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	December 31, 2024			December 31, 2023
	30-59	60-89	90 Days or	30-59	60-89	90 Days or
	Days	Days	More Past Due	Days	Days	More Past Due
	Past Due	Past Due	Still Accruing	Past Due	Past Due	Still Accruing

	(in thousands)
Real estate loans:
One-to-four-family residential	$2,363	$736	$—	$1,903	$—	$—
Home equity	100	171	—	288	65	—
Commercial real estate	5,325	—	—	2,735	—	—
Multi-family residential	307	—	—	—	—	—
Construction and land development	364	—	—	—	—	—
Commercial and industrial	4,907	10	—	2	1	—
Consumer	3,725	1,637	—	4,009	1,008	—
Total	$17,091	$2,554	$—	$8,937	$1,074	$—

Non-Performing Assets. The following table sets forth information regarding our non-performing assets as of December 31, 2024 and 2023. We had no loans 90 days or more delinquent and still accruing interest as of the dates presented.

	2024	2023

	(Dollars in thousands)
Real estate loans:
One to four-family residential	$2,930	$4,100
Home equity	958	590
Commercial real estate	3,005	422
Construction and land development	10	10
Commercial and industrial	4,558	4,138
Consumer	2,395	1,538
Total	$13,856	$10,798

Total non-accrual loans to total loans	0.32%	0.28%
Total non-performing loans to total loans	0.32%	0.28%
Total non-performing assets to total assets	0.27%	0.24%

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

When an insured depository institution classifies problem assets as either substandard or doubtful, it may establish specific or general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory agencies, which may require the establishment of additional general or specific allowances.

In connection with the filing of our quarterly reports with the Federal Reserve Board and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified and special mention assets at December 31 were as follows:

	2024	2023

	(in thousands)
Substandard loans	$16,423	$9,444
Doubtful loans	10	10
Loss loans	—	—
Total classified loans	$16,433	$9,454
Special mention loans	$12,998	$12,622

Other Loans of Concern. There were no other loans at December 31, 2024 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Provision for Credit Losses. On January 1, 2023, we adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL methodology. Under this new CECL model, provisions for credit losses are charged to operations to establish an allowance for credit losses at a level to cover expected losses over the expected life of a loan or securities portfolio. Under the previous incurred loss model, provisions for loan losses were charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. In evaluating the level of the allowance for credit losses, management analyzes reasonable and supportable forecasts and several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

As part of the initial adoption of the CECL standard on January 1, 2023, we recorded $1.1 million to the allowance for credit losses on loans and $1.8 million for the allowance for credit losses on off-balance sheet commitments. The total of $2.9 million was tax effected and resulted in a decrease of $2.1 million to retained earnings.

Additionally, for the years ended December 31, 2024 and 2023, we recorded a provision for credit losses of $14.9 million and $9.7 million and a reserve reduction of $2.8 million and a provision of $4.2 million for off-balance sheet commitments, respectively, both of which are included in the provision for credit losses in the consolidated statements of income. For the year ended December 31, 2022, prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology and recorded a provision for the allowance for loan losses of $6.7 million. During 2024, enhancements were made to certain estimates used in the Company’s CECL model, including the qualitative factor framework and prepayment speed forecasts. In order to reduce the subjectivity of the qualitative factor framework, the Company developed a data-driven qualitative risk grade matrix, utilizing a correlation of qualitative factors to historical losses to determine more objective risk grade selections used in the qualitative factor framework. The prepayment speed forecast model was enhanced to shorten the historical prepay speed lookback period from ten years to a period equal to the prior quarter’s aggregate portfolio weighted-average remaining maturity term. This lookback period provides historical prepayment speeds realized over the most recently completed life cycle of the portfolio. Prepayment speed forecasts are more reactive to the current state of the portfolio than the prior ten-year lookback, while avoiding volatility experienced with a shorter lookback period.

Our allowance for credit losses on loans was $38.7 million as of December 31, 2024 compared to $32.2 million at December 31, 2023. The ratio of our allowance for credit losses on loans to total loans was 0.89% at December 31, 2024 and 0.83% at December 31, 2023, while the allowance for credit losses on loans to non-performing loans was 280% at December 31, 2024 compared to 298% at December 31, 2023. The Company had net charge-offs of $8.4 million, $3.6 million and $87,000 during the years ended December 31, 2024, 2023 and 2022, respectively. The increase in net charge-offs was primarily caused by one $4.0 million participation CRE charge-off during the year ended December 31, 2024 resulting from a shortfall in the projected sale price of the underlying real estate collateral.

Additions to the allowance for credit losses on loans are provided by charges against income based on various factors, which, in our judgment, deserve current recognition in estimating probable losses. Credit losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans. We regularly review the loan portfolio in order to maintain the allowance for credit losses in accordance with U.S. GAAP.

As an integral part of their examination process, the Commissioner and the Federal Reserve Board will periodically review our allowance for credit losses on loans, and as a result of such reviews, we may determine to adjust our allowance for credit losses on loans. However, regulatory agencies are not directly involved in the process for establishing the allowance for credit losses on loans as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management. The Troubled Asset Resolution Committee reviews and approves the CECL calculation quarterly, including management’s support for qualitative factors used in developing the Company’s allowance for credit losses on loans.

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated. Activity for the years ended December 31, 2024 and 2023 is in accordance with the CECL standard, while activity for the year ended December 31, 2022 is in accordance with the incurred loss methodology standard:

	For the year ended December 31,
	2024	2023	2022

	(Dollars in thousands)
Allowance for credit losses at beginning of the period	$32,222	$25,028	$18,415
Adjustment to allowance for adoption of ASU 2016-13	—	1,159	—
Provision for credit losses - allowance for credit losses	14,934	9,657	6,700
Charge-offs
One-to-Four-Family Residential	—	(379)	(35)
Commercial real estate	(4,000)	—	—
Commercial and Industrial	(391)	(679)	—
Consumer	(4,644)	(3,487)	(287)
Total charge-offs	(9,035)	(4,545)	(322)

Recoveries of loans previously charged off
One-to-Four-Family Residential	—	—	33
Commercial real estate	—	—	48
Commercial and Industrial	262	48	—
Consumer	361	875	154
Total recoveries	623	923	235

Net (charge-offs) recoveries	(8,412)	(3,622)	(87)

Allowance for credit losses at end of the period	$38,744	$32,222	$25,028

Allowance to non-performing loans	280%	298%	192%
Allowance to total loans outstanding at the end of the period	0.89%	0.83%	0.83%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.22%)	(0.13%)	0.00%

The following table sets forth additional information with respect to charge-offs by category for the periods indicated:

	For the year ended December 31,
	2024	2023	2022
Net (charge-offs) recoveries to average loans outstanding during the period:
One-to Four-Family Residential	0.00%	(0.04%)	0.00%
Commercial Real Estate	(0.23%)	0.00%	0.00%
Commercial and Industrial	(0.07%)	(0.16%)	0.00%
Consumer	(2.05%)	(1.68%)	(0.11%)

Allocation of Allowance for Credit Losses (“ACL”) on Loans. The following table sets forth the allowance for credit losses on loans allocated by loan category and the percent of the allowance for credit losses on loans in each category to the total allocated allowance for credit losses on loans at the dates indicated. The allowance for credit losses on loans allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for credit losses on loans to absorb losses in other categories.

	At December 31,
	2024			2023
		Percent of	Percent of		Percent of	Percent of
		ACL in	Loans in Each		ACL in	Loans in Each
	Allowance for	Each Category	Category	Allowance for	Each Category	Category
	Credit Losses	to Total ACL	to Total Loans	Credit Losses	to Total ACL	to Total Loans

	(Dollars in thousands)
One-to Four-Family Residential	$1,195	3.08%	26.06%	$1,835	5.69%	28.18%
Home Equity	74	0.19%	2.86%	117	0.36%	2.50%
Commercial Real Estate	9,481	24.47%	31.42%	5,698	17.68%	30.05%
Multifamily	599	1.55%	7.67%	378	1.17%	5.39%
Construction and Land Development	4,137	10.68%	13.45%	7,630	23.68%	15.99%
Commercial and Industrial	11,174	28.84%	12.90%	10,878	33.76%	12.63%
Consumer	12,084	31.19%	5.64%	5,686	17.65%	5.26%
Total allocated allowance for credit losses	38,744	100.00%	100.00%	32,222	100.00%	100.00%
Unallocated allowance for credit losses	—			—
Total allowance for credit losses	$38,744			$32,222

Investment Activities

General. Our investment policy is established by the Board of Directors. The objectives of the investment policy are to: (i) provide and maintain liquidity within the guidelines of the Massachusetts banking laws and regulations for loan demand and deposit fluctuations, and to allow us to alter our liquidity position to meet both day-to-day and long-term changes in assets and liabilities; (ii) manage interest rate risk in accordance with our interest rate risk policy; (iii) provide collateral for pledging requirements; (iv) maximize return on our investments; and (v) maintain a balance of high-quality, diversified investments to minimize risk.

Our investment policy is reviewed annually by the Board of Directors and all policy changes recommended by management must be approved by the Board of Directors. Authority to make investments under the approved guidelines are delegated to appropriate officers. The execution of specific actions with respect to securities held by the Company rests with management within the scope of the established investment policy.

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in FHLB and FRB stock. While we have the authority under applicable law to invest in derivative securities, we have not purchased derivative securities as an investment strategy.

At December 31, 2024 we had $228.2 million of investment securities, representing 4.4% of our total assets, compared to $189.5 million and 4.2% of our total assets, at December 31, 2023. Our investment portfolio consisted primarily of U.S. Treasury and federal agency securities, government-sponsored residential mortgage-backed securities (which includes collateralized mortgage obligations), SBA securities, municipal bonds and corporate bonds.

At the time of purchase, we designate a security as held-to-maturity, available-for-sale (“AFS”), or trading, depending on our intent. Securities available-for-sale or trading are reported at fair value, while securities held-to-maturity are reported at amortized cost. Consistent with our overall business and asset/liability management plan, which focuses on sustaining adequate levels of core earnings, the base premise of our investment portfolio is that all securities purchased will be suitable to be held-to-maturity. However, at December 31, 2024 and 2023, we had no securities which we designated held-to-maturity.

Some of our securities are callable by the issuer. Although these securities may have a yield somewhat higher than the yield of similar securities without such features, these securities are subject to the risk that they may be redeemed by the issuer prior to maturing in the event general interest rates decline.

At December 31, 2024, we had $42.5 million of securities which were subject to redemption by the issuer prior to their stated maturity, including eleven subordinated note agreements totaling $25.6 million issued by community bank mutual holding companies.

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

At December 31, 2024, our corporate bond portfolio consisted of investment grade securities with maturities generally shorter than 10 years. Our investment policy provides that we may invest within the three highest investment-grade ratings from Standard & Poor’s or Moody’s. The maturity of these bonds generally may not exceed 10 years unless approved by the Board of Directors. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least quarterly.

The following table presents the fair value of our securities as of December 31, 2024 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the weighted average yields for each maturity range:

	Due in one year or less		Due in one year to five years		Due in five years to ten years		Due after ten years
		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield

December 31, 2024	(Dollars in thousands)
AFS Debt Securities:
U.S. Treasury securities	$23,988	4.8%	$45,096	3.7%	$—	—%	$—	—%
U.S. Government agencies	4,008	4.6	2,005	4.2	2,994	5.5	—	—
Agency mortgage-backed securities	—	—	6,430	3.0	1,954	3.9	30,800	4.1
Agency collateralized mortgage obligations	—	—	113	1.2	—	—	10,720	3.8
Corporate bonds	12,413	1.5	37,427	2.7	34,205	4.6	—	—
Municipal obligations	3,497	2.8	6,309	2.0	—	—	—	—
SBA securities	—	—	—	—	3,090	6.1	3,156	7.5
Total	$43,906	3.7%	$97,380	3.2%	$42,243	4.7%	$44,676	4.2%

For additional information regarding our AFS securities portfolio, see Note 2 of the notes to the consolidated financial statements.

Bank-Owned Life Insurance (“BOLI”). We invest in BOLI to provide us with a funding source for our benefit plan obligations. BOLI also generally provides us noninterest income that is non-taxable. Applicable regulations generally limit our investment in BOLI to 25% of the Bank’s Tier 1 capital plus our allowance for credit losses, which in the aggregate was $163.2 million as of December 31, 2024. During the year ended December 31, 2024, the Bank surrendered $46.7 million of existing BOLI policies that were earning an annualized yield of 3.08%. Prior to the surrender of the policies, the Bank purchased an additional $50.0 million of BOLI policies, which are currently yielding 4.80%. As a result of the surrender of the BOLI policies, the Bank incurred $1.7 million of income tax and penalty, which the Bank expects to earn back in less than two years. The insurance carriers have six months to pay out the proceeds from the surrendered policies, and as a result, the Bank expects BOLI to be at higher balances and to continue earning income related to the increase in cash surrender value until the proceeds are received. At December 31, 2024, we had $102.8 million in BOLI, representing 16.7% of the Bank’s Tier 1 capital.

Other Securities. The FHLB is a cooperative bank that provides services to its member financial institutions.

The primary reason for our membership in the FHLB is to gain access to a reliable source of wholesale funding and as a tool to manage interest rate risk. We held an investment in FHLB stock of $6.7 million and $14.6 million as of December 31, 2024 and 2023, respectively.

The amount of stock we are required to purchase is in proportion to our FHLB borrowings and level of total assets. Accordingly, the decrease in the FHLB stock from December 31, 2023 to December 31, 2024 is due to the decrease in FHLB borrowings. The FHLB may declare dividends from time to time.

We maintain shares in the FRB of Boston in order to meet criteria for membership in the Federal Reserve System. Dividends are paid semi-annually at the statutory rate of 6.0%. At December 31, 2024, we held 242,844 shares of stock in the approximate amount of $12.1 million, compared to 206,450 shares of stock in the approximate amount of $10.3 million at December 31, 2023.

We also invest in certain equity method investments which offer favorable tax treatment. See Note 2 to the notes to the consolidated financial statements.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings and brokered deposits to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment payments/maturities, loan prepayments, loan sales, retained earnings and income on earning assets. While scheduled loan payments and income on interest-earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents and businesses within our primary deposit market area. We offer a selection of deposit accounts, including noninterest-bearing and interest-bearing demand accounts, money market accounts, savings accounts and certificates of deposit including IRAs. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. In recent years, we have also utilized brokered deposits as a non-retail funding source to fund our operations. These non-core funding sources are not relationship-based accounts and are generally more price-sensitive than our core deposits, which we consider all deposits other than brokered deposits. Therefore, these brokered deposits carry a greater risk of non-renewal than our core deposits. At December 31, 2024, our core deposits were $3.87 billion, representing 92.6% of total deposits, compared to $3.20 billion, and 94.6%, of total deposits at December 31, 2023. At December 31, 2024 and 2023, we had $309.8 million and $183.6 million of brokered deposits, respectively.

At December 31, 2024 and 2023, we believe that our highest concentration of industry-specific deposits was from cannabis-related relationships. At December 31, 2024, we had 568 cannabis-related deposit relationships totaling $395.2 million, or 9.5% of total deposits, of which $331.6 million were directly related to the cannabis industry (e.g., growing, transporting, packaging, distributing, or selling cannabis), $63.6 million were indirectly related to the cannabis industry, compared to December 31, 2023, where we had 617 cannabis-related deposit relationships totaling $317.4 million, or 9.4% of total deposits, of which $262.6 million were directly related to the cannabis industry (e.g., growing, transporting, packaging, distributing, or selling cannabis) and $54.8 million were indirectly related to the cannabis industry. At December 31, 2024 and 2023, we do not believe that we have significant concentrations among our larger deposit accounts from venture capital funds, or their portfolio companies, or from out-of-market businesses.

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

The following table sets forth the distribution of total deposits, by account type, at the dates indicated:

	At December 31,
	2024			2023
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

Deposits:	(Dollars in thousands)
Noninterest-bearing demand deposits	$623,400	14.92%	—%	$528,409	15.60%	—%
Savings accounts	108,685	2.60	0.05	132,741	3.92	0.05
NOW accounts	481,539	11.53	0.25	391,740	11.56	0.15
Money market accounts	1,000,748	23.95	3.90	837,423	24.72	2.63
Time deposits	1,963,280	46.99	4.93	1,497,014	44.19	3.90
Total deposits	$4,177,652	100.00%	3.28%	$3,387,327	100.00%	2.34%

As of December 31, 2024 and 2023, the aggregate amount of time deposits we had in amounts greater than $250,000, which is the maximum amount for Federal Deposit Insurance Corporation (“FDIC”) insurance, was $694.1 million and $544.2 million, respectively.

The following table sets forth, by time remaining until maturity, the portion of our time deposits that are in excess of the FDIC insurance limit at December 31, 2024:

December 31, 2024
(in thousands)
Maturity period:
Three months or less	$203,567
Over three months through six months	355,209
Over six months through 12 months	127,364
Over 12 months	7,922
Total	$694,062

All of our deposits are fully insured due to the additional insurance provided to the Bank, under the Deposit Insurance Fund (“DIF”), a private industry-sponsored insurance fund in Massachusetts that insures all deposits at the Bank above FDIC limits.

Borrowing Capacity. As a member of the FHLB, the Bank is eligible to obtain advances upon the security of the FHLB common stock owned and certain pledged residential mortgage, commercial real estate and multifamily loans, provided certain standards related to credit-worthiness have been met. FHLB advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities.

At December 31, 2024 and 2023, we had the ability to borrow an additional $754.1 million and $508.0 million from the FHLB, respectively, subject to certain collateral requirements and had outstanding advances of $120.8 million and $283.3 million at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023 we also had an additional line of credit from the FHLB in the amount of $6.1 million. We had no borrowings outstanding under this line of credit at December 31, 2024 and 2023.

Additionally, we have a line of credit agreement with the FRB of Boston for usage of the discount window. The terms of the agreement call for the pledging of certain assets for any and all obligations of the Company under the agreement. At December 31, 2024 and 2023, there were no borrowings outstanding under this agreement.

At December 31, 2023 we had secured Federal Reserve Bank Discount Window borrowing capacity of $49.6 million.

During the year ended December 31, 2024, the Company received approval from the FRB under its Borrower in Custody (“BIC”) program, which allowed the Company to pledge $849.5 million commercial real estate and multi-family loans to the FRB, which provides the Company with additional borrowing capacity of $451.0 million.

Under the Company’s Liquidity Policy, we test access to all off-balance sheet liquidity sources periodically, but no less than annually.

Subsidiary and Other Activities

Needham Bank is the wholly owned subsidiary of NB Bancorp, Inc.

Needham Bank has three subsidiaries: Needco-op Investment Corporation, Inc. (“Needco”), a Massachusetts corporation, which is engaged in the buying, selling and holding of securities. The income earned on Needco’s securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained at the Bank. At December 31, 2024 and 2023, Needco had total assets of $96.3 million and $93.0 million, respectively, substantially all of which were in securities, federal funds, and cash to be invested.

The Bank’s other subsidiaries are Eaton Square Realty LLC, which hold certain real estate investments for the Bank, and 1892 Investments LLC, which hold certain investor tax credit investments. These entities enable us to segregate certain assets for management purposes, and/or borrow against assets or stock of these entities for liquidity purposes.

Expense and Tax Allocation

Needham Bank has entered into an agreement with NB Bancorp to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, Needham Bank and NB Bancorp have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

At December 31, 2024 and 2023, we had 376 and 342 full-time equivalent employees, respectively. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

The Bank is a Massachusetts-chartered cooperative bank and is the wholly owned subsidiary of the Company, which is a Maryland corporation, and a registered bank holding company. The Bank’s deposits are insured up to applicable limits by the FDIC and by the Massachusetts DIF, a private industry-sponsored insurance fund, for amounts in excess of the FDIC insurance limits. The Bank is subject to extensive regulation by the Massachusetts Division of Banks, as its chartering agency, and by the Federal Reserve Board, its primary federal regulator. It is also regulated by the FDIC as the insurer of its deposit accounts. The Bank must also comply with consumer protection regulations issued by the Consumer Financial Protection Bureau, as enforced by the Federal Reserve Board. The Bank is required to file reports with, and is periodically examined by the Federal Reserve Board and the Commissioner of the Massachusetts Division of Banks (the “Commissioner”) concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, the Company is regulated by the Federal Reserve Board. The Bank also is a member of and owns stock in the FHLB, which is one of the eleven regional banks in the FHLB System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; provide oversight for the adequacy of loan loss reserves for regulatory purposes and the adequacy of its risk management framework; and establish the timing and amounts of assessments and fees imposed by the regulatory agencies. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings rely on the supervisor’s judgment and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as the Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act (“CRA”) laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

As a bank holding company, the Company is required to comply with the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. Additionally, the Federal Reserve Board may directly examine the subsidiaries of a bank holding company, including the Bank. The Company will also be subject to the rules and regulations of the Securities and Exchange Commission (“SEC”) under the federal securities laws.

Any change in applicable laws or regulations, whether by the Massachusetts legislature, the Commissioner, the Consumer Financial Protection Bureau, the FDIC, the Federal Reserve Board, the SEC or Congress, could have a material adverse impact on the operations and financial performance of the Company and the Bank.

Set forth below is a brief description of material regulatory requirements that are applicable to the Bank and the Company. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Massachusetts Banking Laws and Supervision Applicable to the Bank

General. As a Massachusetts-chartered cooperative bank, the Bank is subject to supervision, regulation and examination by the Commissioner and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, the Bank is subject to Massachusetts consumer protection, CRA, civil rights laws and regulations. The approval of the Commissioner is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, issue stock and undertake certain other activities.

Massachusetts regulations generally allow Massachusetts banks, with appropriate regulatory approvals, to engage in activities permissible for federally chartered banks or banks chartered by another state. The Commissioner also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.

Dividends. A Massachusetts stock bank may declare cash dividends from net profits not more frequently than quarterly. Noncash dividends may be declared at any time. No dividends may be declared, credited or paid if a bank’s capital stock is impaired. The approval of the Commissioner is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Dividends from the Company may depend, in part, upon receipt of dividends from the Bank.

The payment of dividends from the Bank would be restricted by federal law if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements.

Loans-to-One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 20% of the total of an institution’s capital stock (if any), surplus and undivided profits. The Commissioner applies the Office of the Comptroller of the Currency’s attribution rules to a borrower’s related interests. At December 31, 2024, the Bank was in compliance with the loans-to-one borrower limitations.

Loans to a Bank’s Insiders. Under Massachusetts law, a Massachusetts-chartered bank must comply with Regulation O of the Federal Reserve Board and the Commissioner retains examination and enforcement authority to ensure compliance.

Investment Activities. In general, Massachusetts-chartered banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4% of a bank’s deposits. Federal law imposes additional restrictions on the Bank’s investment activities.

Regulatory Enforcement Authority. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Commissioner may be subject to sanctions for noncompliance, including revocation of its charter. The Commissioner may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in an unsafe or unsound manner or contrary to the depositors’ interests or been negligent in the performance of their duties. Upon finding that a bank has engaged in an unfair or deceptive act or practice, the Commissioner may issue an order to cease and desist and impose a fine on the bank concerned. The Commissioner also has authority to take possession of a bank and appoint the FDIC as receiver under certain conditions such as an unsafe and unsound condition to transact business, the conduct of business in an unsafe or unauthorized manner or impaired capital. In addition, Massachusetts consumer protection and civil rights statutes applicable to the Bank permit private individual and class action law-suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damages and attorneys’ fees in the case of certain violations of those statutes.

Excess Deposit Insurance Fund. Massachusetts-chartered cooperative banks are members of the DIF, a private industry-sponsored insurance fund in Massachusetts that insures all deposits at the Bank above FDIC limits. In the future, if the aggregate amount of our deposits in excess of the federal deposit insurance limit (which is $250,000 per depositor) exceed the threshold as established by the DIF, then we may be required to exit from the DIF resulting in these excess deposits no longer being insured above FDIC-limits, beginning one year after such exit or until the next maturity date.

Protection of Personal Information. Massachusetts banking regulations contain requirements intended to protect personal information and are similar to federal laws such as the Gramm-Leach-Bliley Act, discussed below under “Federal Regulations Applicable to the Bank” and “Other Regulations,” that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

Insurance Sales. Massachusetts banks may engage in insurance sales activities if the Commissioner has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance. A bank may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. The Bank does not currently sell insurance products, and has not sought approval for direct insurance sales activities. The Bank is licensed to solicit and refer potential insurance customers to an unaffiliated, third-party licensed insurance producer.

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

Federal law required the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with total consolidated assets of less than $10 billion. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to regain compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable regulatory capital requirements. At December 31, 2024, the Company no longer meets the requirement for the community bank leverage ratio framework due to its unfunded loan commitments being over 25% of its capital for more than two consecutive quarters. As a result, the Company operated under the risk-based framework for the year ended December 31, 2024. At December 31, 2023, the Bank had opted into the community bank leverage ratio framework and its leverage capital ratio exceeded the applicable requirement.

Capital Distributions. The Federal Deposit Insurance Act (“FDIA”) generally provides that an insured depository institution may not make any capital distributions if, after making such distributions, the institution would fail to meet any applicable regulatory capital requirement. Unless the approval of the Federal Reserve Board is obtained, the Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its net income during the current calendar year and the retained net income of the prior two calendar years. Payments of dividends by the Bank are also subject to other banking law restrictions, such as the Federal Reserve Board’s authority to prevent a bank from paying dividends if such payment would constitute an unsafe or unsound banking practice or reduce a bank’s capital below safe and sound levels and Massachusetts banking law restrictions which require dividends to be paid from net profits for the current and two previous years, and which preclude a Massachusetts bank from paying dividends if its capital is, or would become, impaired.

CRA and Fair Lending Laws. All insured depository institutions have a responsibility under the CRA and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers, consistent with its safe and sound banking operations. The Federal Reserve Board’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The Federal Reserve Board is required to assess the Bank’s record of compliance with the CRA. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Federal Reserve Board, as well as other federal regulatory agencies and the Department of Justice. The CRA requires all institutions insured by the FDIC to publicly disclose their rating. The Bank received a “Satisfactory” CRA rating in its most recent federal examination.

Massachusetts has its own statutory counterpart to the CRA which is also applicable to the Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Commissioner to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. The Bank’s most recent November 2023 CRA performance rating under Massachusetts law was “High Satisfactory.”

Transactions with Related Parties. An insured depository institution’s authority to engage in transactions with its affiliates is generally limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as the Bank. NB Bancorp, Inc. is an affiliate of the Bank because of its control of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a state-chartered bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

●	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

●	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

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

Branching. Federal law permits insured state banks to engage in interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by a bank in such state. Under current Massachusetts law, the Bank can establish a branch in Massachusetts or in any other state. All branch applications require prior approval of the Commissioner and the FDIC. Finally, the Bank may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.

Acquisitions. Prior approval from the Commissioner and Federal Reserve Board is required in order for the Bank to acquire another bank. Well capitalized and well managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act.

Activities and Investments of Insured State-Chartered Member Banks. The Federal Reserve Act generally limits the types of equity investments a Federal Reserve member bank, such as the Bank, may make, and the Federal Deposit Insurance Act generally limits the kinds of activities in which such an FDIC-insured state-chartered bank may engage, as a principal, to those that are permissible for national banks. Further, the Gramm-Leach-Bliley Act permits national banks and state banks, to the extent permitted under state law, to engage via financial subsidiaries in certain activities that are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a state-chartered bank must be “well capitalized,” and such banks must comply with certain capital deduction, risk management and affiliate transaction rules, among other requirements.

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

Prompt Corrective Action. Federal law requires, among other things, that federal banking agencies take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the Federal Reserve Board’s regulations establish five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

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

The previously referenced final rule establishing an elective community bank leverage ratio regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

At December 31, 2024, the Bank no longer meets the requirement for the community bank leverage ratio framework due to its unfunded loan commitments being over 25% of its capital for more than two consecutive quarters. As a result, the Bank operated under the risk-based framework for the year ended December 31, 2024. At December 31, 2023, the Bank had opted into the community bank leverage ratio framework and its leverage capital ratio exceeded the applicable requirement. At December 31, 2024 and 2023, the Bank met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as the Bank, generally up to a maximum of $250,000 per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. During the years ended December 31, 2024 and 2023, the FDIC insurance expense for the Bank was $2.2 million and $4.1 million, respectively. We cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Reserve Board. The Bank does not know of any practice, condition or violation that may lead to termination of its deposit insurance.

Privacy Regulations. Federal regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship. The Bank currently has a privacy protection policy in place, provides each new customer with this policy at the time of an initial account opening, and believes that such policy is in compliance with applicable regulations. Most states, including Massachusetts, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. In addition, Massachusetts has promulgated data security regulations with respect to personal information of their residents. Pursuant to the Fair and Accurate Credit Transactions Act (the “FACT Act”), the Bank had to develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amended the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and method to opt out of the making of such solicitations.

Anti-Money Laundering - The Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving at least $10,000. In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act, which amended the BSA, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity reporting, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application to acquire a bank or to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”

Office of Foreign Assets Control (“OFAC”). The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by OFAC, take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and

(iii) restrictions on transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Bank.

Prohibitions Against Tying Arrangements. The Bank is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Consumer Protection and Fair Lending Regulations. The Bank is subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes, including Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts and practices against consumers, authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations. Federal laws also prohibit unfair, deceptive or abusive acts or practices against consumers, which can be enforced by the Consumer Financial Protection Bureau, the Federal Reserve Board, the FDIC and state attorney general.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

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

The deposit operations of the Bank also are subject to, among others, the:

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

FHLB System

The Bank is a member of the FHLB System, which consists of eleven regional FHLBs. The FHLBs provide central credit facilities primarily for member institutions. Members of an FHLB are required to acquire and hold shares of capital stock in their FHLB. The Bank complied with this requirement at December 31, 2024 and 2023. Based on redemption provisions of the FHLB of Boston, the stock has no quoted market value and is carried at cost.

The Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the FHLB of Boston stock. At December 31, 2024 and 2023, no impairment had been recognized.

Bank Holding Company Regulation

The Company is a bank holding company within the meaning of the BHCA. As such, the Company is registered with the Federal Reserve Board and is subject to regulations, examinations, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over the Company. and its non-bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the Bank.

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

The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis). The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to the depository institutions themselves. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to bank holding companies.

By law, bank holding companies must act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress. This support may be required at times when the Company may not have the resources to provide support to the Bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

The Company is a legal entity separate and distinct from the Bank and any of its other subsidiaries. Revenues of the Company are derived primarily from dividends paid to it by the Bank and the Company’s other subsidiaries.

The right of the Company, and consequently the right of shareholders of the Company, to participate in any distribution of the assets or earnings of its subsidiaries, through the payment of such dividends or otherwise, is subject to the prior claims of creditors of the subsidiaries, including, with respect to the Bank, depositors of the Bank, except to the extent that certain claims of the Company in a creditor capacity may be recognized.

Massachusetts Holding Company Regulation. Under Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a cooperative bank, is regulated by the Commissioner as a bank holding company. Each such bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register, and file reports, with the Commissioner; and (iii) is subject to examination by the Commissioner. The Company would become a bank holding company regulated by the Commissioner if it acquires a second banking institution and holds and operates it separately from the Bank.

Change in Control Regulations

Under the Change in Bank Control Act, no person or group of persons may acquire “control” of a bank holding company, such as the Company, unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. There is a presumption of control upon the acquisition of 10% or more of a class of voting stock if the holding company involved has its shares registered under the Exchange Act, or, if the holding company involved does now have its shares registered under the Exchange Act, if no other persons will own, control or hold the power to vote a greater percentage of that class of voting security after the acquisition.

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

Federal Securities Laws

The common stock of the Company is registered with the SEC. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

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

Emerging Growth Company Status

The Company is an emerging growth company. For as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to public companies. These exemptions include, but are not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, the Company is also not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors audit our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Such an election is irrevocable during the period a company is an emerging growth company.

The Company will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of the conversion and offering; (ii) the first fiscal year after our annual gross revenues are $1.235 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year.

TAXATION

Federal Taxation

General. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company and the Bank.

Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated after January 1, 2018. At December 31, 2024, the Company had no minimum tax credit carryovers.

Net Operating Loss Carryovers. As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry net operating losses forward indefinitely. At December 31, 2024, the Company had no federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2024, the Company had no capital loss carryovers.

Corporate Dividends. The Company may generally exclude from its income 100% of dividends received from Needham Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. The Bank’s federal income tax returns, nor the consolidated returns of the Company or NB Financial, MHC’s and NB Financial, Inc.’s, the Bank’s former holding companies have not been audited in the most recent five-year period.

State Taxation

Financial institutions in Massachusetts file combined income tax returns with affiliated companies that are not security corporations. The Massachusetts excise tax rate for cooperative banks is currently 9.0% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision. Carryforwards and carrybacks of net operating losses and capital losses are not allowed. Neither the Company’s nor the Bank’s state tax returns, as well as those of its subsidiaries have not been audited in the most recent five-year period.

A financial institution or business corporation is generally entitled to special tax treatment as a “security corporation” under Massachusetts law provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a “security corporation” by the Commissioner of the Massachusetts Department of Revenue. A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income. The Bank’s wholly owned subsidiary, Needco-op Investment Corporation, which engages in securities transactions on its own behalf, is qualified as a security corporation. As such, it has received security corporation classification by the Massachusetts Department of Revenue and does not conduct any activities deemed impermissible under the governing statutes and the various regulations, directives, letter rulings and administrative pronouncements issued by the Massachusetts Department of Revenue.

As a Maryland business corporation, the Company is required to file an annual report with and pay franchise taxes to the state of Maryland.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.nbbancorp.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.      Risk Factors

In addition to factors discussed in the description of our business and elsewhere in this Annual Report, the following are factors that could adversely affect our future results of operations and financial condition.

Risks Related to our Lending Activities

Our portfolios of commercial real estate loans, multifamily loans, construction and land development loans and commercial and industrial loans have increased in recent periods, and we intend to continue originating these types of loans. These loans involve credit risks that could adversely affect our financial condition and results of operations.

At December 31, 2024, total commercial loans including commercial real estate loans, multifamily loans, construction and land development loans and commercial and industrial loans, totaled $2.84 billion, or 65.4%, of our loan portfolio compared to $2.49 billion, or 64.1%, at December 31, 2023. These loans generally have more risk than the one-to four-family residential real estate loans we originate. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four-family residential mortgage loans. In addition, the repayment of these types of loans depends on the successful management and operation of the borrower’s businesses or properties. The repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Also, many of our commercial borrowers have more than one loan outstanding with us. At December 31, 2024, our loans-to-one borrower limit was $131.2 million and our four largest borrower relationships, including available lines of credit, were $83.6 million, $80.1 million, $70.6 million and $68.5 million, respectively. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential real estate loan. Commercial and industrial loans expose us to additional risk since they typically are dependent on the borrower’s ability to make repayments from the cash flows of the business and are sometimes secured by non-real estate collateral that may depreciate over time, such as inventory and accounts receivable, the value of which may be more difficult to appraise, control or collect and may be more susceptible to fluctuation in value at the time of default. In addition, if we foreclose on commercial real estate loans, our holding period for the collateral may be longer than for a single-family residential property if there are fewer potential purchasers of the collateral. Furthermore, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan. Any of these risks could cause us to increase our provision for credit losses and adversely affect our operating results and financial condition.

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

Based on these factors we could be deemed to have a concentration in commercial real estate lending, as such loans represent approximately 249.9% and 234.9% of the Bank’s total capital as of December 31, 2024 and 2023, respectively. The guidance focuses on exposure to commercial real estate loans that is dependent on the cash flow from the real estate held as collateral and that is likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The guidance assists banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.

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

At December 31, 2024, construction loans and loans to finance the acquisition of developable land which we refer to as “land development loans” totaled $583.8 million, or 13.5%, of our loan portfolio and 88.8% of the Bank’s total capital compared to $622.8 million, or 16.0%, of our loan portfolio and 100.4% of the Bank’s total capital at December 31, 2023. Construction lending involves additional risks when compared with permanent finance lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. In addition, speculative construction loans, which are loans made to home builders who, at the time of loan origination, have not yet secured an end buyer for the home under construction, typically carry higher risks than those associated with traditional construction loans. These increased risks arise because of the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time. As a result, in addition to the risks associated with traditional construction loans, speculative construction loans carry the added risk that the builder will have to pay the property taxes and other carrying costs of the property until an end buyer is found. Land loans have substantially similar risks to speculative construction loans. As our construction and land loan portfolio increases, the corresponding risks and potential for losses from these loans may also increase.

Lack of seasoning of certain portions of our commercial and industrial loan portfolio, especially with respect to cannabis, solar and bridge financing customers, may increase the risk of credit defaults in the future.

We have experienced significant loan growth in recent years in our larger commercial and industrial loans, which we refer to as Structured Finance loans. Most of these loans are to new customers in the cannabis and solar industries and bridge financing. We believe we have grown these loan portfolios consistent with prudent underwriting standards but in general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. It will take several years to determine our borrowers’ payment histories, with respect to many of these new lending relationships and, as a result, we may not be able to reliably evaluate the quality of the loan portfolio until that time.

Our historical emphasis on residential mortgage loans exposes us to lending risks.

At December 31, 2024, $1.13 billion, or 26.1% of our loan portfolio, was secured by one-to-four-family residential real estate compared to $1.10 billion or 28.2%, as of December 31, 2023, and we intend to continue to provide this type of lending for the foreseeable future. One-to-four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

We primarily serve individuals and businesses located in the Greater Boston metropolitan area and surrounding communities, including eastern Connecticut, southern New Hampshire and Rhode Island. At December 31, 2024, the vast majority of our total loans were primarily secured by real estate in this market area, defined as within a 100-mile radius of the company headquarters in Needham, Massachusetts. At December 31, 2024, $147.0 million in loans were reported as out of territory, excluding Structured Finance loans, which have a broader geographical targeted footprint. Therefore, our success is largely dependent on the economic conditions, including employment levels, population growth, income levels, savings trends and government policies, in this market area. Although our loan portfolio has very limited exposure to commercial office space in downtown Boston, increased vacancies in this market resulting in depressed prices could have a ripple effect on the Greater Boston Metropolitan area. Moreover, the continued trend of hybrid and remote work would likely result in increased vacancy rates in commercial office space throughout the Greater Boston metropolitan area which could also negatively affect the demand for retail occupancy and sales in surrounding areas, any of which could adversely affect the value of the properties used as collateral for such loans. Similarly, weaker economic conditions caused by recessions, unemployment, inflation, a decline in real estate values or other factors beyond our control may adversely affect the ability of our borrowers to service their debt obligations and could result in higher loan losses and lower net income for us.

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

If our allowance for credit losses on loans is not sufficient to cover actual credit losses, our earnings could decrease.

We maintain an allowance for credit losses on loans, which is established through a provision for credit losses that represents management’s best estimate of the current expected losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses on loans, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for credit losses on loans may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance for credit losses on loans. In addition, our emphasis on loan growth and on increasing our portfolios of commercial real estate loans, as well as any future credit deterioration or changes in economic conditions could require us to increase our allowance for credit losses on loans in the future. At December 31, 2024, our allowance for credit losses on loans was 0.89% of total loans and 280% of non-performing loans compared to 0.83% and 298% at December 31, 2023. Material additions to our allowance for credit losses on loans would materially decrease our net income.

We adopted the CECL standard on January 1, 2023. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses on loans. The CECL standard changed the current method of providing allowances for credit losses on loans that are incurred or probable, which has required us to increase our allowance for credit losses on loans, and to greatly increase the types of data we need to collect and review to determine the appropriate level of the allowance for credit losses on loans. Our day one CECL adjustment on January 1, 2023, was $2.1 million, net of tax.

In addition, bank regulators periodically review our allowance for credit losses on loans and, as a result of such reviews, we may be required to increase our provision for credit losses on loans or recognize further loan charge-offs. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses on loans, as the process is our responsibility and any adjustment of the allowance for credit losses on loans is the responsibility of the Company’s management. Any increase in our allowance for credit losses on loans or loan charge-offs as a result of such review or otherwise may have a material adverse effect on our financial condition and results of operations.

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

While this provision has been re-enacted every year since 2014, and is expected to continue to be re-enacted in future federal spending bills, if Congress and the President of the United States fail to further renew the provision, then the ability of medical cannabis businesses to act in this area, and our ability to provide banking products and services to such businesses, may be impeded. Further, the U.S. Court of Appeals for the Ninth Circuit held in USA v. McIntosh that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. There is no guarantee that the U.S. Congress will extend this provision or that U.S. Federal courts located outside the Ninth Circuit will follow the ruling in USA v. McIntosh. As of the date of filing this Annual Report on Form 10-K, we are aware of no federal or state court in or for Massachusetts that has addressed the merits of the McIntosh ruling.

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

The Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state legal cannabis business. These guidelines were issued for the explicit purpose so “that financial institutions can provide services to marijuana-related businesses in a manner consistent with their obligations to know their customers and to report possible criminal activity.” The Bank has and will continue to follow this and other FinCEN guidance in the areas of cannabis banking. Any adverse change in this FinCEN guidance, any new regulations or legislation, any change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a negative impact on our interest income and noninterest income, as well as the cost of our operations, increasing our cost of regulatory compliance and of doing business, and/or otherwise affect us, which may materially affect our profitability.

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

Risks Related to Market Interest Rates

The reversal of the high interest rate environment may adversely affect our net interest income and profitability.

Net interest income historically has been, and we anticipate that it will remain, a significant component of our total revenue. A high percentage of our assets and liabilities involve interest-bearing or interest-related instruments. Thus, changes in interest rates have impacted and may continue to impact many areas of our business, including net interest income, both the earnings and volume of interest-earning assets and interest-bearing liabilities, as well as loan delinquency. Interest rates are highly sensitive to many factors that are beyond our control, including global, national, regional and local economic conditions, the effects of disease pandemics such as COVID-19, competitive pressures, and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee (“FOMC”). Changes in interest rates have influenced and will continue to influence the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, our ability to originate loans and obtain deposits, and the fair value of our financial assets and liabilities. If the interest rates on our interest-earning assets decrease at a faster pace than the interest rates on our interest-bearing liabilities, our net interest income may decline and, with it, a decline in our earnings may occur. Our net interest income and our earnings would be similarly affected if the interest rates on our interest-bearing liabilities increased at a faster pace than the interest rates on our interest-earning assets.

The FOMC cut the target range for the federal funds during 2024 by one percentage point. Additional rate cuts may occur if inflationary pressures continue towards the FOMC’s 2% target and employment weakens. Decreases to the target range for the federal funds rate, combined with ongoing geopolitical instability, could signal the risk of an economic recession. Any such downturn may adversely affect our asset quality, deposit levels, loan demand and results of operations.

Lower interest rates generally are associated with a higher volume of loan originations and refinancing transactions, while higher interest rates are usually associated with lower loan originations and refinancing transactions. Our ability to generate gains on sales of mortgage loans is significantly dependent on the level of originations. Cash flows are affected by changes in market interest rates. Generally, in falling interest rate environments, loan prepayment rates are likely to increase, and in rising interest rate environments, loan prepayment rates are likely to decline. A significant amount of our commercial and industrial and commercial real estate, including multi-family residential real estate loans, are adjustable-rate loans and a decrease in the general level of interest rates may adversely affect our interest income levels. Changes in interest rates, prepayment speeds and other factors may also cause the value of our loans held for sale to change.

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

We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income. For the past several years, we have been asset sensitive, which indicates that assets generally reprice faster than liabilities. In a falling rate environment, asset sensitivity is not preferable as it results in deterioration to our net interest margin.

Interest rates also affect how much money we lend. For example, when interest rates fall, the cost of borrowing decreases for customers and the Bank’s loan originations tend to increase.

A falling rate environment can also negatively impact the Bank if the lower rates earned on adjustable-rate loans lead to lower levels of interest income. In addition, changes in interest rates can affect the average life of loans and securities. For example, a reduction in interest rates generally results in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt to reduce their borrowing cost. This causes reinvestment risk, because we generally are not able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities in a declining rate environment.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets, including the value of our AFS securities, which generally decrease when market interest rates rise, and ultimately affect our earnings. During the year ended December 31, 2024, we incurred other comprehensive income of $3.7 million, primarily related to net changes in unrealized holding gains in the AFS securities portfolio.

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

On occasion we have employed various financial risk methodologies that limit, or “hedge,” the adverse effects of rising or decreasing interest rates on our loan portfolios and short-term liabilities. We also engage in hedging strategies with respect to arrangements where our customers swap floating interest rate obligations for fixed interest rate obligations, or vice versa. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not occur. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:

●	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
●	the duration of the hedge may not match the duration of the related liability;
●	the party owing money in the hedging transaction may default on its obligation to pay;
●	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
●	the value of derivatives used for hedging may be adjusted from time to time in accordance with U.S. GAAP to reflect changes in fair value; and/or
●	downward adjustments, or “mark-to-market” losses, would reduce our stockholders’ equity.

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

Our AFS securities portfolio performance in difficult market conditions could have adverse effects on our results of operations.

Unrealized losses on AFS securities result from changes in credit spreads and liquidity issues in the marketplace, along with changes in the credit profile of individual securities issuers. Under U.S. GAAP, we are required to review our AFS securities portfolio periodically for the presence of credit losses of our AFS securities, taking into consideration current and future market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold investments until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular AFS securities to be impaired, with the credit-related portion of the reduction in the value recognized as a charge to our earnings through an allowance. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these AFS securities in future periods. Any of these factors could require us to recognize further impairments in the value of our AFS securities portfolio, which may have an adverse effect on our results of operations in future periods.

The fair value of our AFS securities can fluctuate due to factors outside of our control.

Factors beyond our control can significantly influence the fair value of AFS securities in our portfolio and can cause potential adverse changes to the fair value of these AFS securities. These factors include, but are not limited to, rating agency actions with respect to individual AFS securities, defaults by the issuer or with respect to the underlying AFS securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause credit losses and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of an AFS security is related to credit usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the AFS security in order to assess the probability of receiving all contractual principal and interest payments on the AFS security. Significant negative changes to valuations could result in credit losses on our AFS securities portfolio, which could have an adverse effect on our financial condition or results of operations. As of December 31, 2024, we had approximately $8.2 million of accumulated other comprehensive losses. During the year ended December 31, 2024, we had $3.7 million of after-tax other comprehensive income, which resulted primarily from $4.9 million in unrealized valuation gains on AFS securities.

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

Among other things, a downgrade in the U.S. government’s credit rating could adversely impact the value of our AFS securities portfolio and may trigger requirements that we post additional collateral for trades relative to these AFS securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments would significantly exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition and results of operations.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment payments and maturities and income on other interest-earning assets. While we emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Further, the considerable competition for deposits in our market area also has made, and may continue to make, it difficult for us to obtain reasonably priced deposits. Moreover, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. If we are not able to increase our lower-cost transactional deposits at a level necessary to fund our asset growth or deposit outflows, we may be forced to seek other sources of funds, including other certificates of deposit, FHLB advances, FRB borrowings, brokered deposits and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers, which may be more expensive and have an adverse effect on our net interest margin and profitability. In addition, if our capital levels fell such that we were no longer considered “well capitalized,” under federal law we would be subject to restrictions on accepting brokered deposits and on paying above-market rates for deposits. Additionally, if, based on a decrease in our tangible equity, the FHLB were to determine that we have inadequate capital levels, in its discretion, it may limit our ability to utilize FHLB advances.

Additionally, our cannabis-related business includes approximately $331.6 million of cannabis-direct deposits, directly involved in growing, transporting, packaging, distributing, or selling cannabis (that “touch” cannabis along the distribution chain), as of December 31, 2024. Due to the unique industry-specific risks of this business, if we were forced to terminate this business line, we could lose many or most of these deposits, all of which are core deposits.

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

The Bank is subject to extensive regulation, supervision and examination by the Commissioner and the Federal Reserve Board, and, also by the FDIC as insurer of the Bank’s deposit accounts and NB Bancorp, Inc. is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors of the Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the adequacy of the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Our cannabis-related, money service and ATM business present compliance risks that are different in kind or degree compared to those that we are accustomed to managing and have required us to implement new or enhance existing procedures, systems and controls.

Our April 2022 acquisition resulted in our operation of three different business lines that were new to us and have necessitated robust compliance policies and procedures in order to comply with various laws and regulations. We provide depository services to cannabis businesses, including cannabis retailers and cannabis cultivators. We also provide loans to various cannabis-related businesses. We also provide depository services to money service businesses and ATM businesses.

These acquired portfolios are mature portfolios which have been previously reviewed and managed by the management team and employees now employed by the Bank who were previously employed by the selling institution. However, these business lines are relatively new to the Bank and have required and we expect will continue to require, proportionately greater compliance and risk management resources than our other business lines in order for us to comply with laws and regulations related to the prevention of financial crimes and combating terrorism, including the U.S. Patriot Act of 2001. These laws and regulations require us to, among other things, implement specific policies and procedures related to those business lines, including enhanced licensing procedures and policies, and anti-money laundering, anti-bribery and corruption, fraud, compliance, suspicious activities, currency transaction reporting, and due diligence on new and existing customers.

With respect to cannabis-related businesses, the Controlled Substances Act makes it illegal under federal law to manufacture, distribute, or dispense cannabis, and therefore federal law, including the money laundering statutes and the BSA, apply to cannabis-related conduct. Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the money laundering statutes. Financial institutions must report currency transactions and conduct suspicious activity monitoring and reporting in connection with cannabis-related businesses to FinCEN.

Our ability to comply with anti-money laundering laws and state regulations and our reporting obligations to FinCEN depend on our ability to maintain robust customer due diligence, surveillance, detection, reporting and analytic capabilities.

Although we believe that we have policies, systems and procedures designed to comply with these laws and regulations, to the extent our policies or procedures are not fully effective or do not meet heightened regulatory standards or expectations, we may be subject to fines, penalties, restrictions on certain activities including future acquisitions, reputational harm, or other adverse consequences from our federal bank regulators, the DOJ or FinCEN.

Non-compliance with the USA PATRIOT Act, BSA, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and BSA require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are suspected, financial institutions are obligated to file suspicious activity reports with FinCEN. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on pursuing acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations. Furthermore, these rules and regulations continue to evolve and expand.

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

We are subject to stringent capital requirements, which may adversely impact our return on stockholders’ equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 to risk-based assets capital ratio of 6%; (3) a total capital ratio of 8.0%; and (4) a Tier 1 leverage ratio of 4.0%. The regulations also establish a “capital conservation buffer” of 2.5%, which results in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%; (2) a Tier 1 to risk-based assets capital ratio of 8.5%; and (3) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount.

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

The Company is an emerging growth company. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. Investors may find our common stock less attractive since we have chosen to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

If our deposits grow too large, we may lose the benefits of excess deposit insurance provided by the DIF.

The deposits of the Bank are insured in full beyond federal deposit insurance coverage limits by the DIF, a private excess deposit insurer created under Massachusetts law. We believe offering full deposit insurance gives us a competitive advantage for individual, corporate and municipal depositors having deposit balances in excess of FDIC insurance limits. However, the DIF may require member institutions that pose greater than normal loss exposure risk to the DIF to take certain risk-mitigating measures or withdraw from the DIF and become a Massachusetts trust company by operation of law, subject to the Commissioner’s approval. In such an event, an institution may be required to reduce its level of excess deposits, pay for the reinsurance of excess deposits, make an additional capital contribution to the DIF, provide collateral or take other risk-mitigating measures that the DIF may require, which may include entering into reciprocal deposit programs with other financial institutions or reciprocal deposit services. Reducing excess deposits by taking any of the above risk-mitigating measures, which allows deposits to run off, reduces our overall level of deposits and increases the extent to which we may need to rely in the future on other, more expensive or less stable sources for funding, including FHLB advances, which would reduce net income. Shifting excess deposits into reciprocal deposit programs may result in higher funding costs, which also would reduce net income.

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

The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, BSA and OFAC regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.

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

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and our financial performance. Accordingly, we may not be able to raise additional capital, if needed, with favorable terms. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.

We depend on the services of the members of our senior management team who direct our strategy and operations. Our executive officers and lending personnel possess substantial expertise, extensive knowledge of our markets and key business relationships. Any one of them could be difficult to replace. Additionally, in recent years, we have grown our Structured Finance loan portfolio significantly, including through lending relationships to cannabis and solar companies and bridge financing. These industries can entail unique regulatory and operational risks and we believe we have experienced team members who are able to understand and assess these risks when originating and managing these relationships. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets.

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

The regulatory bodies responsible for establishing accounting standards, including the FASB, the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

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

Certain provisions of our articles of incorporation and bylaws and federal and state banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of the Company without our Board of Directors’ approval. Massachusetts and federal regulations applicable to the conversion state that for a period of three years following completion of our conversion, no person may offer to acquire or acquire beneficial ownership of more than 10% of our common stock without prior approval of the Federal Reserve Board. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve Board and receive the Federal Reserve Board’s non-objection before acquiring control of a bank holding company. There also are provisions in our articles of incorporation and bylaws that we may use to delay or block a takeover attempt, including a provision that prohibits any person from voting more than 10% of our outstanding shares of common stock. Furthermore, shares of restricted stock and stock options that we may grant to employees and directors, stock ownership by our management and directors and other factors may make it more difficult for companies or persons to acquire control of the Company, Inc. without the consent of our Board of Directors, and may increase the cost of an acquisition. Taken as a whole, these statutory or regulatory provisions and provisions in our articles of incorporation and bylaws could result in the Company, Inc. being less attractive to a potential acquirer and therefore could adversely affect the market price of our common stock.

Our articles of incorporation provide that, subject to limited exception, state and federal courts in the State of Maryland are the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, and other employees.

The articles of incorporation of the Company provide that, unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Maryland General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine will be conducted in a state or federal court located within the State of Maryland, in all cases subject to the court having personal jurisdiction over the indispensable parties named as defendants. This exclusive forum provision does not apply to claims arising under the federal securities laws. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable for disputes with the Company and its directors, officers, and other employees or may cause a stockholder to incur additional expense by having to bring a claim in a judicial forum that is distant from where the stockholder resides, or both. In addition, if a court were to find this exclusive forum provision to be inapplicable or unenforceable in a particular action, we may incur additional costs associated with resolving the action in another jurisdiction, which could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.      Unresolved Staff Comments

None.

ITEM 1C.      Cybersecurity

The Company recognizes the importance of cybersecurity and the potential risks posed to our business operations, financial performance, and reputation. Cybersecurity is a significant and integrated component of the Company’s risk management strategy.

As a financial services company, cyber threats are present and growing, and the potential exists for a cybersecurity incident to occur, which could disrupt business operations or compromise sensitive data. To date, the Company has not, to its knowledge, experienced an incident materially affecting or reasonably likely to materially affect the Company. Cybersecurity risks and threats include, but are not limited to, unauthorized access, use, disclosure, modification, or destruction of our information systems, data, or network; denial of service attacks; malware; ransomware; phishing; social engineering; and cyberattacks by hackers, state-sponsored actors, or other malicious third parties and is compounded by the advent and availability of artificial intelligence tools.

To prepare and respond to incidents, the Company has implemented a multi-layered cybersecurity strategy, integrating people, technology, and processes. This includes establishing a cybersecurity risk management framework that aligns with industry standards and best practices provided by the National Institute of Standards and Technology, employee training, the use of innovative technologies, and the implementation of policies and procedures in the areas of Information Security, Data Governance, Business Continuity and Disaster Recovery, Privacy, Third-Party Risk Management, and Incident Response that ensure compliance with applicable laws, regulations and obligations, such as the Gramm-Leach-Bliley Act, the Federal Financial Institutions Examination Council (“FFIEC”) Cybersecurity Assessment Tool, and the Ransomware Self-Assessment Tool. Additionally, we have implemented various technical measures to prevent, detect, and respond to cybersecurity incidents, such as firewalls, third-party managed detection & response services, encryption, authentication, backup and recovery solutions. The Company engages third-party consultants and independent auditors to, among other things, conduct penetration tests and perform cybersecurity risk assessments and audits to regularly evaluate our cybersecurity posture in conjunction with obtaining cybersecurity insurance coverage to mitigate the potential financial impact of cybersecurity incidents.

The Board Enterprise Risk Management (“ERM”) Committee provides governance oversight of all risks faced by the Company, including cybersecurity and information technology general controls. The Chief Information Officer (“CIO”) manages the IT Department and reports to the ERM and Chief Risk Officer (“CRO”) on these matters. The CIO also supervises the Information Security Officer (“ISO”) who is responsible for implementing and maintaining the Company’s Information Security Program. The Information Security Program, which is governed by various information security and cybersecurity, systems development, change control, disaster recovery/business continuity and physical asset classification and control policies. Additional cybersecurity training to the ERM Committee is provided and overseen by the CRO and CIO. The Information Security Program identifies data sources, threats and vulnerabilities and ensures awareness, accountability, and oversight for data protection throughout the Company and with trusted third parties to ensure that data is protected and able to be recovered in the event of a breach or failure (technical or other disaster). The Information Security Department conducts on-going technology and IT threat meetings to ensure the latest threats are addressed in addition to external and internal penetration testing, business continuity/ disaster recovery testing, and incident response plan testing. The CIO is a member of various management committees, chairs the Company’s management-level Information Technology Steering Committee, and presents information security and cybersecurity updates on a regular basis to the Company’s Risk Committee, which consists of members of management, including the Chairman, President and Chief Executive Officer, Chief Operating Officer, and other senior leaders in the Company. The Risk Committee is responsible for identifying and assessing cybersecurity risks, developing and implementing risk mitigation strategies that align with the Bank’s corporate strategies, and ensuring compliance with applicable laws and regulations. The Bank’s Information Technology (“IT”) Steering Committee in conjunction with the Bank’s Project Management Office oversees the development and implementation of our cybersecurity strategy, financial planning, and capital allocation.

The Risk Committee provides executive management oversight, from a risk perspective, of information systems security. As referenced above, the CIO provides information security updates to the Risk Committee at each meeting. In addition, as discussed below, the Company has implemented an Incident Response Plan to provide a structured and systematic incident response process for information security incidents that affect any of the information technology systems, network, or data of the Company. The Incident Response Plan is implemented and maintained by the CIO and ISO and is subject to annual review and approval by the Risk Committee. Cybersecurity metrics are reported to both management level committees and the ERM Committee and Risk Committee on a quarterly basis.

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

Response to Security Vulnerabilities. In response to identified risks, management may take certain steps to correct and respond to security vulnerabilities, which may include:

●	Eliminating unwarranted risks by applying vendor-provided software fixes, commonly called patches;
●	Ensuring that changes to security configurations are documented, approved, and tested;
●	Ensuring that exploitable files and services are assessed and removed or disabled based upon known vulnerabilities and business needs;
●	Updating vulnerability scanning and intrusion detection tools to identify known vulnerabilities and related unauthorized activities;
●	Investing in additional technologies or resources to aid in the evaluation, identification and mitigation of risks;
●	Conducting subsequent penetration testing and vulnerability assessments, as warranted; and
●	Reviewing performance with service providers to ensure security maintenance and reporting responsibilities are operating according to contract provisions and that service providers provide notification of system security breaches that may affect the Company.

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

Board Reporting. At least annually, the CIO reports to the Board of Directors, directly or through the ERM Committee, the overall status of the Information Security Program and the Company’s compliance with the Interagency Guidelines for Safeguarding Customer Information. Any material findings related to the risk assessment, risk management and control decisions, service provider arrangements, results of testing, security breaches or violations are discussed as are management’s responses and any recommendations for program changes.

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

Incident Response Plan. To ensure that information security incidents can be recovered from quickly and with the least impact to the Company and its customers, the Company maintains a structured and systematic incident response plan (the “IRP”) for all information security incidents that affect any of the IT systems, network, or data of the Company, including the Company’s data held, or IT services provided by third-party vendors or other service providers. The CIO is responsible for implementing and maintaining the IRP, which includes:

●	Identifying the incident response team (“IRT”) and any appropriate sub-teams to address specific information security incidents, or categories of information security incidents;
●	Coordinating IRT activities, including developing, maintaining, and following appropriate procedures to respond to and document identified information security incidents;
●	Conducting post-incident reviews to gather feedback on information security incident response procedures and address any identified gaps in security measures;

●	Providing training and conducting periodic exercises to promote employee and stakeholder preparedness and awareness of the IRP;
●	Reviewing the IRP at least annually, or whenever there is a material change in the Company’s business practices that may reasonably affect its cyber incident response procedures and
●	Report up to the Executive Incident Response Committee, as needed.

ITEM 2.      Properties

We conduct our business through our main office located in Needham, Massachusetts and our branch offices located in Wellesley, Westwood, Dedham, Medfield, Medford, Dover, Ashland, Millis, Natick and Boston (Mission Hill), Massachusetts. Additionally, we have two administrative offices in Needham, Massachusetts and one in Wellesley, Massachusetts. We own four of our branch offices, including our main office, and our two administrative offices in Needham, Massachusetts and we lease seven of our branch offices and our administrative office in Wellesley, Massachusetts. At December 31, 2024 the total net book value of our land, buildings, leasehold improvements, furniture, fixtures and equipment was $34.7 million.

ITEM 3.      Legal Proceedings

Legal Proceedings

Among other things, the activities of the Bank, including with respect to disclosures about and implementation of numerous consumer products, are subject to various laws and numerous regulations, including those related to unfair or deceptive acts or practices. If the Bank is found to have violated one or more consumer protection laws, it may be required to pay restitution to certain affected customers in connection with certain of these practices. In addition, as a result of the extensive regulation, supervision and examination of our business described elsewhere in this Annual Report on Form 10-K, we are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, public or private censure, increased costs, required remediation, restriction on business activities or other impacts on us.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2024, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.      Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. The Company’s common stock is listed on the Nasdaq Capital Market under the symbol “NBBK.” The approximate number of holders of record of NB Bancorp, Inc. common stock as of December 31, 2024 was 1,234. Certain shares of NB Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

NB Bancorp, Inc. does not currently pay cash dividends on its common stock.

Dividend payments by NB Bancorp, Inc. are dependent, in part, on dividends it receives from the Bank, because NB Bancorp, Inc. has no significant source of income other than dividends from the Bank, earnings from the investment of proceeds from the sale of shares of common stock in the stock offering which closed in December 2023 retained by NB Bancorp, Inc. and interest payments with respect to our loan to the Employee Stock Ownership Plan (“ESOP”). See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

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

Other than its ESOP, the Company does not have any equity compensation plans that were not approved by stockholders. The Company currently has no other equity compensation plans.

Report of Offering of Securities and Use of Proceeds Therefrom. Not applicable.

Issuer Purchases of Equity Securities. On January 22, 2025, the Company announced the commencement of a stock repurchase program to acquire up to 2,135,287 shares, or 5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. There is no guarantee as to the exact number of shares to be repurchased by the Company.

ITEM 6.      [Reserved]

ITEM 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the consolidated financial statements that appear beginning on page 79 of this Annual Report on Form 10-K. You should read the information in this section in conjunction with the business and financial information regarding the Company and the Bank and the consolidated financial statements provided in this Annual Report on Form 10-K for the Company and, with respect to the years ended December 31, 2023 and 2022, the Company had not engaged in any material activities prior to December 28, 2023, the date of the consummation of the mutual to stock conversion.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for credit losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of customer service fees, swap contract income, and income on BOLI. Noninterest expense currently consists primarily of expenses related to salary and employee benefits and director fees, occupancy and equipment, data processing, marketing and charitable contribution expense, professional fees, FDIC assessments and other general and administrative expenses.

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

The Jumpstart Our Business Startups Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

The following represent our significant accounting policies:

Loans Held for Investment and ACL. Loans that management has the intent and ability to hold for the foreseeable future or until loan maturity or pay-off are reported held for investment at their outstanding principal balance adjusted for any charge-offs and net of any deferred fees (including purchase accounting adjustments) and origination costs (collectively referred to as “amortized cost”). Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of yield using the payment terms required by the loan contract.

Loans are generally placed into nonaccrual status when they are past due 90 days or more as to either principal or interest or when, in the opinion of management, the collection of principal and/or interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest or past due less than 90 days and the borrower demonstrates the ability to pay and remain current. When cash payments are received, they are applied to principal first, then to accrued interest. It is the Company’s policy not to record interest income on nonaccrual loans until principal has become current. In certain instances, accruing loans that are past due 90 days or more as to principal or interest may not go on nonaccrual status if the Company determines that the loans are well-secured and are in the process of collection. In accordance with FASB Accounting Standards Codification (“ASC”) 326, the Company elected to exclude accrued interest from the amortized cost basis in its determination of the ACL for loans receivable, and will instead reverse accrued but unpaid interest through interest income in the period in which the loan is placed on nonaccrual status.

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

Management’s determination of the adequacy of the ACL under ASC 326 is based on an evaluation of the composition of the loan portfolio, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The Company uses a third-party CECL model as part of its estimation of the ACL on a quarterly basis. Loans with similar risk characteristics are collectively assessed within pools (or segments).

Loss estimates within the collectively assessed population are based on a combination of pooled assumptions and loan-level characteristics. The Company has determined that using federal call codes is an appropriate loan segmentation methodology, as it is generally based on risk characteristics of a loan’s underlying collateral. Using federal call codes also allows the Company to utilize and assess publicly available external information when developing its estimate of the ACL. The weighted average remaining maturity (“WARM”) method is the primary credit loss estimation methodology used by the Company and involves estimating future cash flows and expected credit losses for pools of loans using their expected remaining weighted average remaining maturity

In applying future economic forecasts, the Company utilizes a forecast period of up to two years. The Company considers economic forecasts of inflation, national gross domestic product, and unemployment rates sourced from the Federal Open Market Committee’s “Summary of Economic Projections” to inform the model for future loss estimation.

Additionally, interest rate forecasts sourced from CME Group’s “FedWatch”, Wells Fargo’s “U.S. Economic Outlook,” and FHN Financial’s “Economic Forecast” publications are used for consideration of rate sensitivity in the model’s loan prepayment speed estimation. Historical loss rates used in the quantitative model are primarily derived using both the Bank’s data and peer bank data obtained from publicly available sources (i.e., federal call reports). The Bank’s peer group is comprised of financial institutions of relatively similar size and in similar markets (i.e., $10 billion or less of total assets and headquartered in Massachusetts). Management also considers qualitative adjustments when estimating credit losses to take into account the model’s quantitative limitations. Qualitative adjustments to quantitative loss factors, either negative or positive, may include considerations of economic conditions, volume and severity of past due loans, value of underlying collateral, experience, depth, and ability of management, and concentrations of credit.

For those loans that do not share similar risk characteristics, the Company evaluates the ACL needs on an individual (or loan by loan) basis. This population of individually evaluated loans (or loan relationships with the same primary source of repayment) is determined on a quarterly basis and consists of: loans with a risk rating of substandard or worse or loan terms differing significantly from other pooled loans. In accordance with the Company’s policy, non-accrual residential real estate loans that are below $500,000 and well secured (loan-to-value <60%) are excluded from individually evaluated loans. Measurement of credit loss is based on the expected future cash flows of an individually evaluated loan, discounted at the loan’s effective interest rate, or measured on an observable market value, if one exists, or the estimated market value of the collateral underlying the loan, discounted to consider estimated costs to sell the collateral for collateral-dependent loans. If the net value is less than the loan’s amortized cost, a specific reserve in the ACL is recorded, which is charged-off in the period when management believes the loan balance is no longer collectible.

The Company’s Troubled Asset Resolution Committee approves the key methodologies and assumptions, as well as the final ACL on at least a quarterly basis. While management uses available information at the time of estimation to determine expected credit losses on loans, future changes in the ACL may be necessary based on changes in portfolio composition, portfolio credit quality, and/or economic conditions. In addition, bank regulatory agencies periodically review its ACL and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Collateral-dependent Loans – The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral-dependent loans:

●	Commercial real estate and multifamily loans may be secured by either owner-occupied commercial real estate or non-owner-occupied investment commercial real estate. Typically, owner-occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties occupied by operating companies. Repayment is generally from the cash flows of the business occupying the property. Non-owner-occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.

●	Commercial and industrial loans may be secured by non-real estate collateral such as accounts receivable, inventory, equipment, or other similar assets.
●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
●	Consumer loans are generally secured by boat and recreational vehicles, automobiles, solar panels and other personal property. Some consumer loans are unsecured, have no underlying collateral, and would not be considered collateral-dependent.

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

Income Taxes. The Company and its subsidiaries file a consolidated federal income tax return. The Company recognizes certain revenue and expense items in periods which are different for financial accounting purposes than for federal income tax purposes. Deferred income tax assets and liabilities are computed under the liability method based on differences between the consolidated financial statement carrying amounts and the tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

In accordance with U.S. GAAP, management assesses the likelihood that tax positions taken will be sustained upon examination based on their technical merit, considering the facts, circumstances and information available at the end of each period. The Company recognizes the effects of significant income tax positions taken on tax returns only if the positions are “more likely than not” to be sustained upon examination by the taxing authorities. Positions taken on tax returns that do not meet that threshold are not recognized in the Company’s provisions for income taxes. The measurement of uncertain tax positions is adjusted when new information is available, or when an event occurs that requires a change. The Company’s policy is to analyze its tax positions for all open tax years. Interest and penalties, if any, associated with uncertain tax positions, are classified as additional income tax expense in the consolidated statements of income.

AFS Securities Valuation and Credit Losses. The Company evaluates the fair value and credit quality of its AFS securities portfolio on a quarterly basis. In the event the fair value of a security falls below its amortized cost basis, the security is evaluated to determine whether the decline in value was caused by changes in market interest rates or security credit quality. The primary indicators of credit quality for the Company’s AFS securities portfolio are security type and credit rating, which is influenced by a number of security-specific factors that may include obligor cash flow, geography, seniority, and others. If unrealized losses are related to credit quality, the Company estimates the credit-related loss by evaluating the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security and a credit loss exists, then an ACL is recorded for the credit loss, limited by the amount that the fair value is less than amortized cost basis.

For AFS securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings through an allowance for credit loss.

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

Non-GAAP Financial Measures. In addition to results presented in accordance with U.S. GAAP, this annual report on Form 10-K contains certain non-GAAP financial measures, including operating net income, operating noninterest expense, operating noninterest income, operating earnings per share, basic, operating earnings per share, diluted, operating return on average assets, operating return on average shareholders’ equity, operating efficiency ratio, tangible shareholders’ equity, tangible assets, tangible book value per share, and efficiency ratio. The Company presents certain non-GAAP financial measures, which management uses to evaluate the Company’s performance, and which exclude the effects of certain transactions, non-cash items and U.S. GAAP adjustments that we believe are unrelated to our core business and are therefore not necessarily indicative of the Company’s current performance or financial position. Management believes excluding these items facilitates greater visibility for investors into our core businesses as well as underlying trends that may, to some extent, be obscured by inclusion of such items in the corresponding U.S. GAAP financial measures. These disclosures should not be viewed as a substitute for financial results determined in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names.

NB BANCORP, INC.
NON-GAAP RECONCILIATION
(Dollars in thousands)
	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Net income (U.S. GAAP)	$42,149	$9,825	$30,065

Add (Subtract):
Adjustments to net income:
Losses on sales of securities available for sale, net	1,868	-	-
BOLI surrender tax and managed endowment contract penalty (1)	1,705	-	-
Needham Bank Charitable Foundation contribution resulting from IPO	-	19,082	-
One-time conversion and IPO-related compensation expense	-	7,931	-
Defined benefit pension termination expense	390	1,900	-
Permanent tax differences resulting from public company tax laws (1)	-	3,680	-
Total adjustments to net income	$3,963	$32,593	$-
Less net tax benefit associated with losses on sales of securities available for sale, net and reversal of previously taken
amortization of solar tax credit investments	634	8,096	-
Non-GAAP adjustments, net of tax	3,329	24,497	-
Operating net income (non-GAAP)	$45,478	$34,322	$30,065

(1) These amounts are reflected in income tax expense and reflect amounts related to 2024 BOLI surrender taxes and penalties and 2023 compensation and writedown for future LTIP vesting amounts that are not expected to be deductible on a tax return, respectively. These amounts are not included in the calculation of the tax impact on the non-GAAP adjustments.

	At and For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Net income (U.S. GAAP)	$42,149	$9,825	$	N/A
Weighted average common shares outstanding, basic	39,389,829	42,018,229		N/A
Earnings per share, basic	$1.07	$0.23	$	N/A
Weighted average common shares outstanding, diluted	39,389,829	42,018,229		N/A
Earnings per share, diluted	$1.07	$0.23	$	N/A
Operating net income (non-GAAP)	$45,478	$34,322	$	N/A
Operating earnings per share, basic (non-GAAP)	$1.15	$0.82	$	N/A
Operating earnings per share, diluted (non-GAAP)	$1.15	$0.82	$	N/A

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Noninterest expense (U.S. GAAP)	$101,989	$121,344		$71,319

Subtract (Add):
Noninterest expense components:
Needham Bank Charitable Foundation contribution resulting from IPO	-	19,082		-
One-time conversion and IPO-related compensation expense	-	7,931		-
Defined benefit pension termination expense	390	1,900		-
Total impact of non-GAAP noninterest expense adjustments	$390	$28,913		$-
Noninterest expense on an operating basis (non-GAAP)	$101,599	$92,431		$71,319

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Noninterest income (U.S. GAAP)	$11,532	$15,352		$8,935

Subtract (Add):
Noninterest income components:
Losses on sales of securities available for sale, net	(1,868)	-		-
Total impact of non-GAAP noninterest income adjustments	$(1,868)	$-		$-
Noninterest income on an operating basis (non-GAAP)	$13,400	$15,352		$8,935

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Operating net income (non-GAAP)	$45,478	$34,322		$30,065
Average assets	4,786,379	3,973,029		3,116,614
Operating return on average assets (non-GAAP)	0.95%	0.86%		0.96%
Average shareholders’ equity	746,332	365,120		331,872
Operating return on average shareholders' equity (non-GAAP)	6.09%	9.40%		9.06%

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Total shareholders’ equity (U.S. GAAP)	$765,167	$757,959		$344,065
Subtract:
Intangible assets (core deposit intangible)	1,079	1,227		1,377
Total tangible shareholders’ equity (non-GAAP)	764,088	756,732		342,688
Total assets (U.S. GAAP)	5,157,737	4,533,391		3,592,433
Subtract:
Intangible assets (core deposit intangible)	1,079	1,227		1,377
Total tangible assets (non-GAAP)	$5,156,658	$4,532,164		$3,591,056
Tangible shareholders' equity / tangible assets (non-GAAP)	14.82%	16.70%		9.54%
Total common shares outstanding	42,705,729	42,705,729		N/A
Tangible book value per share (non-GAAP)	$17.89	$17.72	$	N/A

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Noninterest expense on an operating basis (non-GAAP)	$101,599	$92,431		$71,319
Total revenue (net interest income plus total noninterest income) (non-GAAP)	174,598	147,073		114,407
Operating efficiency ratio (non-GAAP)	58.19%	62.85%		62.34%

Comparison of Financial Condition at December 31, 2024 and 2023

Total Assets. Total assets increased $624.3 million, or 13.8%, to $5.16 billion as of December 31, 2024 from $4.53 billion at December 31, 2023. The increase was primarily the result of increases in net loans, cash and cash equivalents, BOLI and AFS securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $91.3 million, or 33.5%, to $363.9 million at December 31, 2024 from $272.6 million at December 31, 2023. The increase in cash and cash equivalents was primarily due to the increase in deposits outpacing the increase in net loans.

AFS Securities. AFS securities increased $38.7 million, or 20.4%, to $228.2 million at December 31, 2024 from $189.5 million at December 31, 2023.

The increase in AFS securities during 2024 was a result of additional purchases of securities due to excess cash and unrealized gains due to interest rate changes. Additionally, a portfolio of $29.3 million of AFS securities was sold at a $1.9 million net loss during the year ended December 31, 2024, with the proceeds reinvested into higher-yielding securities, which were restructured to mitigate portfolio risk and increase yield. The securities sold had an average yield of 0.97% with a remaining duration of 2.4 years and were reinvested into securities with an average yield of 4.27% and an average duration of 4.1 years. The earn-back period on the loss from the sale of the securities is expected to be approximately 2.5 years. The newly purchased securities carry a lower risk weight than the securities sold, mitigating risk in the Company’s securities portfolio.

Loans, net. Loans, net increased $437.4 million, or 11.3%, to $4.29 billion at December 31, 2024 from $3.86 billion at December 31, 2023. We experienced increases in each of our loan portfolio segments except for construction and land development loans, which decreased $39.0 million, or 6.3%, to $583.8 million at December 31, 2024 from $622.8 million at December 31, 2023. During the year ended December 31, 2024, commercial real estate loans, including multi-family real estate loans, increased $316.6 million, or 22.9%; commercial and industrial loans increased $67.9 million, or 13.8%; one-to-four-family residential real estate loans, including home equity loans, increased $60.1 million, or 5.0%; and consumer loans increased $39.7 million, or 19.4%.

The increase in these loan portfolio segments reflects our strategy to grow the balance sheet by continuing to diversify into higher-yielding loans to improve net margins and manage interest rate risk. In addition, to help manage interest rate risk and generate non-interest income, occasionally we sell one-to-four-family residential mortgage loans into the secondary market on a servicing-retained basis. During the year ended December 31, 2024, $23.6 million of loans were sold with gains recognized of $293,000.

Non-public Investments. Non-public investments primarily consist of equity investments in tax credit entities, FHLB stock and FRB stock.

●	Equity investments in tax credit partnerships decreased $8.4 million during the year ended December 31, 2024, as a result of the adoption of PAM under ASU 2023-02, which reduced our solar tax credit investments through amortization included in income tax expense in the consolidated statement of income.
●	The FHLB is a cooperative bank that provides services to its member financial institutions. The primary reason for our membership in the FHLB is to gain access to a reliable source of wholesale funding and as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. We purchase and/or are subject to redemption of FHLB stock proportional to the volume of funding received and view the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. We held an investment in FHLB stock of $6.7 million and $14.6 million at December 31, 2024 and 2023, respectively. The amount of stock we are required to purchase is in proportion to our FHLB borrowings and level of total assets. Accordingly, the decrease in the FHLB stock is due to decreased FHLB borrowings.
●	The Company is required to maintain shares in the FRB in order to meet criteria for membership in the Federal Reserve System. In addition, Federal Reserve regulations require that the Company purchase additional stock, or that the Federal Reserve System redeem stock, if a change in total deposit liabilities (as reported in the quarterly report of condition) results in a change in the Company’s FRB Stock holdings requirement by 15 percent or 100 shares, whichever is lower. At December 31, 2024, the Company held FRB stock of $12.1 million compared to $10.3 million at December 31, 2023. The increase in FRB stock is a result of the increase in total deposit liabilities as noted above.

BOLI. We invest in BOLI to help offset the costs of our employee benefit plan obligations. BOLI also generally provides noninterest income that is nontaxable. During the year ended December 31, 2024, the Bank surrendered $46.7 million of existing BOLI policies that were earning an annualized yield of 3.08%. Prior to the surrender of the policies, the Bank purchased an additional $50.0 million of BOLI policies, which are currently yielding 4.80%. As a result of the surrender of the BOLI policies, the Bank incurred $1.4 million of income tax and penalty, which the Bank expects to earn back in less than two years.

The insurance carriers have six months to pay out the proceeds from the surrendered policies, and as a result, the Bank expects BOLI to be at higher balances and to continue earning income related to the increase in cash surrender value until the proceeds are received. As a result of the surrender and purchase, BOLI increased $52.3 million, or 103.5%, to $102.8 million at December 31, 2024 from $50.5 million at December 31, 2023.

Deferred Income Tax Asset, Net. Deferred tax asset, net increased $11.2 million, or 58.4%, to $30.3 million at December 31, 2024 from $19.1 million at December 31, 2023. The increase resulted primarily from $8.9 million in tax credits earned during the year ended December 31, 2024 and a $2.3 million reduction in the deferred tax liability related to solar income tax credit investment carryforwards from December 31, 2023.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets consist primarily of right of use assets related to our long-term leases, derivatives with a positive fair value, prepaid expenses and income tax receivables. Prepaid expenses and other assets increased $6.4 million, or 12.0%, to $59.5 million at December 31, 2024 from $53.1 million at December 31, 2023. The increase resulted primarily from a $4.0 million increase in income tax receivables as a result of solar income tax credits earned and a $2.4 million increase in right of use assets resulting from the execution of the Wellesley administrative office lease.

Deposits. Deposits increased $790.3 million, or 23.3%, to $4.18 billion at December 31, 2024 from $3.39 billion at December 31, 2023. Core deposits (which we define as all deposits other than brokered deposits) increased $664.1 million, or 20.7%, to $3.9 billion at December 31, 2024 from $3.2 billion at December 31, 2023. The increase in core deposits resulted from increases in customer deposits, primarily certificates of deposit, which increased $340.0 million, or 25.9% from December 31, 2023, along with money market and checking accounts, which increased $163.3 million and $95.0 million, respectively, from December 31, 2023.

At December 31, 2024 and 2023, we had $309.8 million and $183.6 million of brokered deposits, respectively, as a result of funding needs and to support overall liquidity.

The Company had $395.2 million and $317.4 million in deposits from the cannabis industry as of December 31, 2024 and December 31, 2023, respectively.

Borrowings. FHLB borrowings decreased $162.5 million, or 57.4%, to $120.8 million at December 31, 2024, compared to $283.3 million at December 31, 2023. Our borrowings consisted solely of FHLB advances, and the decrease in FHLB borrowings was the result of overall deposit growth and growth in brokered deposits due to lower rates.

Accrued expenses and other liabilities. Accrued expenses and other liabilities decreased $15.3 million, or 18.9%, to $65.7 million at December 31, 2024 from $81.0 million at December 31, 2023. The decrease primarily resulted from a $15.8 million reduction in IPO transaction suspense related to the Company’s mutual-to-stock conversion completed on December 27, 2023, as the amounts were paid during 2024.

Shareholders’ Equity. Shareholders’ equity increased $7.2 million, or 1.0%, to $765.2 million at December 31, 2024 from $758.0 million at December 31, 2023. The increase in shareholder’s equity was primarily due to $42.1 million in net income and an increase of $3.7 million in accumulated other comprehensive income due to the change in market interest rates during the year ended December 31, 2024, offset partially by a $31.0 million increase in the unallocated common shares held by the ESOP resulting from the purchase of shares on the open market to fund the ESOP as a result of the conversion, along with the reduction in retained earnings from the adoption of ASU 2023-02 of $7.9 million.

Comparison of Operating Results for the Years Ended December 31, 2024 and 2023

Net Income. Net income was $42.1 million for the year ended December 31, 2024, compared to net income of $9.8 million for the year ended December 31, 2023, an increase of $32.3 million, or 329.0%.

The increase was primarily due to an increase in interest and fees on loans of $58.6 million, or 27.6%, a decrease in marketing and charitable contributions expense of $19.6 million, or 85.0%, an increase in interest and dividends on cash equivalents and other of $9.7 million, or 186.9%, and a decrease in interest expense on borrowings of $9.7 million, or 68.7%; primarily offset by an increase in interest expense on deposits of $50.5 million, or 66.1%, and an increase in income tax expense of $14.5 million, or 715.7%.

Operating net income, excluding one-time charges, amounted to $45.5 million, or $1.15 per diluted share for the year ended December 31, 2024 compared to operating net income of $34.3 million, or $0.82 per diluted share for the year ended December 31, 2023, an increase of $11.2 million, or 32.5%. The material one-time charges were:

◾	Loss on the sale of available-for sale securities amounting to $1.9 million;
◾	Tax expense and a managed endowment contract penalty related to the surrender of BOLI policies of $1.7 million, and;
◾	Defined benefit pension termination expense, amounting to $390,000

Interest and Dividend Income. Interest and dividend income increased $70.4 million, or 31.7%, to $292.5 million for the year ended December 31, 2024 from $222.2 million for the year ended December 31, 2023, primarily due to a $58.6 million, or 27.6%, increase in interest and fees on loans and a $9.7 million, or 186.9%, increase in interest and dividends cash equivalents and other. The increase in interest and fees on loans was primarily due to an increase of $625.6 million, or 18.1%, in the average balance of the loan portfolio to $4.09 billion for the year ended December 31, 2024 from $3.46 billion for the year ended December 31, 2023 and an increase of 50 basis points in the weighted average yield for the loan portfolio to 6.62% for the year ended December 31, 2024 from 6.12% for the year ended December 31, 2023, reflecting the growth of our commercial and consumer loan portfolios. The increase in interest and dividends cash equivalents and other was primarily due to an increase of $179.5 million, or 251.2%, in the average balance of short-term investments to $250.9 million for the year ended December 31, 2024 from $71.4 million for the year ended December 31, 2023, along with a 105 basis point increase in the average yield on short-term investments.

Average interest-earning assets increased $787.0 million, or 20.8% to $4.57 billion for the year ended December 31, 2024 from $3.78 billion for the year ended December 31, 2023. The yield on interest-earning assets increased 53 basis points to 6.40% for the year ended December 31, 2024 from 5.87% for the year ended December 31, 2023.

Interest Expense. Total interest expense increased $40.9 million, or 45.2%, to $131.3 million for the year ended December 31, 2024 from $90.4 million for the year ended December 31, 2023. Interest expense on deposits increased $50.5 million, or 66.1%, to $126.9 million for the year ended December 31, 2024 from $76.4 million for the year ended December 31, 2023, due to an increase in the average balance of interest-bearing deposits of $493.9 million, or 18.4%, to $3.18 billion for the year ended December 31, 2024 from $2.69 billion for the year ended December 31, 2023 and an increase in the weighted average rate on interest-bearing deposits of 115 basis points to 3.99% for the year ended December 31, 2024 from 2.84% for the year ended December 31, 2023.

Interest expense on FHLB advances decreased $9.7 million, or 68.7%, to $4.4 million for the year ended December 31, 2024 from $14.1 million for the year ended December 31, 2023. The average balance of FHLB advances decreased $174.0 million, or 67.1%, to $85.5 million for the year ended December 31, 2024 from $259.5 million for the year ended December 31, 2023 and the weighted average cost of these advances decreased 27 basis points to 5.14% for the year ended December 31, 2024 from 5.41% for the year ended December 31, 2023. The decrease in the average balance was due to our strategy to utilize brokered deposits to support loan growth and for liquidity management.

Net Interest Income. Net interest income was $161.2 million for the year ended December 31, 2024, compared to $131.7 million for the year ended December 31, 2023, representing an increase of $29.5 million, or 22.4%, primarily due to a $787.0 million, or 20.8%, increase in the average balance of interest-earning assets to $4.57 billion for the year ended December 31, 2024 from $3.78 billion for the year ended December 31, 2023 and an increase in the weighted average yield on interest-earning assets of 53 basis points to 6.40% at December 31, 2024 from 5.87% at December 31, 2023. These increases were offset partially by an increase in the weighted average rate on interest-bearing liabilities of 95 basis points to 4.02% for the year ended December 31, 2024 from 3.07% for the year ended December 31, 2023 and an increase in the average balance of interest-bearing liabilities of $319.9 million, or 10.8%, to $3.27 billion for the year ended December 31, 2024 from $2.95 billion for the year ended December 31, 2023.

Provision for Credit Losses. Based on management’s analysis of the adequacy of allowance for credit losses, a provision of $12.1 million was recorded for the year ended December 31, 2024, compared to a provision of $13.9 million for the year ended December 31, 2023. The $1.8 million, or 12.7%, decrease in the provision was primarily due to the decrease of the provision for credit losses on unfunded commitments, which decreased $7.0 million, or 166.5%, due to a reduction in unfunded commitments from December 31, 2024 to December 31, 2023. The decrease in the provision for credit losses on unfunded commitments was partially offset by an increase in the provision for credit losses on loans of $5.3 million, or 54.6%, due to the growth in the Company’s loan portfolio and an increase in net charge-offs for the year ended December 31, 2024.

Noninterest Income. Noninterest income decreased $3.8 million, or 24.9%, to $11.5 million for the year ended December 31, 2024 from $15.4 million for the year ended December 31, 2023. The decrease resulted primarily from a $3.5 million employee retention credit earned during the year ended December 31, 2023 resulting from COVID-19 impacts not recognized during the year ended December 31, 2024, an increase in losses on the sale of AFS securities of $1.9 million during the year ended December 31, 2024 compared to no losses on the sale of AFS securities during the year ended December 31, 2023, partially offset by an increase in the change in the cash surrender value of BOLI of $759,000 and an increase in other income of $600,000 during the year ended December 31, 2024.

The table below sets forth our noninterest income for the years ended December 31, 2024 and 2023:

	Year ended December 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Customer service fees	$7,784	$7,592	$192	2.53%
Increase in cash surrender value of BOLI	2,269	1,510	759	50.26%
Mortgage banking income	1,023	581	442	76.08%
Swap contract income	1,659	2,153	(494)	(22.94%)
Loss on sale of available-for-sale securities, net	(1,867)	—	(1,867)	(100.00%)
Employee retention credit income	—	3,452	(3,452)	(100.00%)
Other income	664	64	600	937.50%
Total noninterest income	$11,532	$15,352	$(3,820)	(24.88%)

Noninterest Expense. Noninterest expense for the year ended December 31, 2024 was $102.0 million, representing a decrease of $19.4 million, or 16.0%, from $121.3 million for the year ended December 31, 2023. Marketing and charitable contributions expense decreased $19.6 million, or 85.0%, as a result of the $19.1 million contribution to the Needham Bank Charitable Foundation during the year ended December 31, 2023; FDIC and state insurance assessments decreased $1.9 million, or 39.5%, as a result of high capital ratios during the year ended December 31, 2024 compared to the year ended December 31, 2023; salaries and employee benefit expenses decreased $1.1 million, or 1.6%, resulting primarily from a decrease in employee bonus expense of $5.0 million, a decrease in pension expense of $3.0 million as a result of the freezing of the pension plan and a $2.0 million decrease in LTIP expenses during the year ended December 31, 2024; partially offset by an increase in employee compensation of $4.7 million due to increased headcount, a $2.8 million increase in ESOP compensation expense as the ESOP was put into place upon the mutual-to-stock conversion on December 27, 2023, a $832,000 increase in medical and dental benefits and a $549,000 increase in 401(k) match expenses, both primarily a result of increased headcount; general and administrative expenses increased $1.1 million or, 17.0%, primarily a result of the $1.8 million decrease in the loss on solar tax partnerships during the year ended December 31, 2024 from the adoption of ASU 2023-02.

These decreases were offset partially by an increase in director and professional service fees of $2.4 million, or 38.0%, primarily a result of increased use of audit, legal and human resources services of $2.2 million during the year ended December 31, 2024 and data processing expenses of $1.5 million, or 20.3%, primarily a result of increased IT infrastructure, debit card servicing, management information systems, deposit servicing systems and electronic banking expenses of $550,000, $341,000, $234,000, $183,000 and $152,000 during the year ended December 31, 2024, respectively. The table below sets forth our noninterest expense for the years ended December 31, 2024 and 2023:

	Year ended December 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$67,257	$68,344	$(1,087)	(1.59%)
Director and professional service fees	8,601	6,232	2,369	38.01%
Occupancy and equipment expenses	5,580	5,192	388	7.47%
Data processing expenses	9,024	7,500	1,524	20.32%
Marketing and charitable contribution expenses	3,459	23,082	(19,623)	(85.01%)
FDIC and state insurance assessments	2,847	4,707	(1,860)	(39.52%)
General and administrative expenses	5,221	6,287	(1,066)	(16.96%)
Total noninterest expense	$101,989	$121,344	$(19,355)	(15.95%)

Income Tax Expense. Income tax expense increased $14.5 million, or 715.7%, to $16.5 million for the year ended December 31, 2024 from $2.0 million for the year ended December 31, 2023. The effective tax rate was 28.1% and 17.0% for the years ended December 31, 2024 and 2023, respectively. The effective tax rate increased during 2024 primarily as a result of income tax expense of $18.5 million related to the adoption of ASU 2023-02, a smaller impact from tax credits and the $1.7 million income tax and penalty on the surrender of BOLI policies during the year ended December 31, 2024, offset partially by a reduction in 162(m) compensation during the year ended December 31, 2024.

Average Balances and Yields. The following tables set forth average consolidated balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. Non-accrual loans were included in the computation of average balances. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense; such fees, discounts and premiums were not material for the periods presented.

	For the Year Ended
	December 31, 2024			December 31, 2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$4,090,276	$270,764	6.62%	$3,464,692	$212,198	6.12%
Securities	204,323	6,853	3.35%	217,392	4,773	2.20%
Other investments (4)	25,759	1,525	5.92%	30,774	2,134	6.93%
Short-term investments (4)	250,904	13,374	5.33%	71,443	3,060	4.28%
Total interest-earning assets	4,571,262	292,516	6.40%	3,784,301	222,165	5.87%
Non-interest-earning assets	251,181			218,769
Allowance for credit losses	(36,064)			(30,041)
Total assets	$4,786,379			$3,973,029

Interest-bearing liabilities:
Savings accounts	$119,868	60	0.05%	$142,985	72	0.05%
NOW accounts	325,619	804	0.25%	351,436	537	0.15%
Money market accounts	879,363	34,303	3.90%	777,474	20,427	2.63%
Certificates of deposit and individual retirement accounts	1,859,425	91,756	4.93%	1,418,482	55,358	3.90%
Total interest-bearing deposits	3,184,275	126,923	3.99%	2,690,377	76,394	2.84%
FHLB borrowings	85,498	4,395	5.14%	259,478	14,050	5.41%
Total interest-bearing liabilities	3,269,773	131,318	4.02%	2,949,855	90,444	3.07%
Non-interest-bearing deposits	686,411			581,017
Other non-interest-bearing liabilities	83,863			77,037
Total liabilities	4,040,047			3,607,909
Shareholders' equity	746,332			365,120
Total liabilities and shareholders' equity	$4,786,379			$3,973,029
Net interest income		$161,198			$131,721
Net interest rate spread (1)			2.38%			2.80%
Net interest-earning assets (2)	$1,301,489			$834,446
Net interest margin (3)			3.53%			3.48%

Average interest-earning assets to interest-bearing liabilities	139.80%			128.29%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Other investments are comprised of FRB stock, FHLB stock and swap collateral accounts. Short-term investments are comprised of cash and cash equivalents.

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

	Year Ended
	December 31, 2024 vs. 2023
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$40,454	$18,112	$58,566
Securities	(267)	2,347	2,080
Other investments	(321)	(288)	(609)
Short-term investments	9,399	915	10,314
Total interest-earning assets	49,265	21,086	70,351

Interest-bearing liabilities:
Savings accounts	(12)	—	(12)
NOW accounts	(36)	303	267
Money market accounts	2,953	10,923	13,876
Certificates of deposit and individual retirement accounts	19,668	16,730	36,398
Total interest-bearing deposits	22,573	27,956	50,529
FHLB borrowings	(8,977)	(678)	(9,655)
Total interest-bearing liabilities	13,596	27,278	40,874

Change in net interest income	$35,669	$(6,192)	$29,477

Comparison of Operating Results for the Years Ended December 31, 2023 and 2022

Net Income. Net income was $9.8 million for the year ended December 31, 2023, compared to net income of $30.1 million for the year ended December 31, 2022, a decrease of $20.2 million, or 67.3%. The decrease was primarily due to a one-time donation of $2.0 million in cash and 1.7 million shares of common stock to the Needham Bank Charitable Foundation at a total market value of $19.1 million, an increase of $20.9 million in salaries and benefits primarily from the hiring of additional employees consistent with our business strategy to grow the Company, as well as discretionary bonuses awarded by the Compensation Committee and a $1.9 million pension expense. In addition to the mutual-to-stock conversion expense, the Company also recognized $7.2 million in additional provision for credit losses, as a result of the implementation of ASC 326. Partially offsetting these increases in expenses was a $26.2 million, or 24.9%, increase in net interest income due to net loan growth and an increase in the weighted average yield on our interest-earning assets, a $6.4 million, or 71.8%, increase in noninterest income due to increases from employee retention credit income and increases in cash management fees from customers and a $4.3 million reduction in income tax expense primarily due to lower income before taxes as a result of the mutual-to-stock conversion.

Interest and Dividend Income. Interest and dividend income increased $101.1 million, or 83.6%, to $222.2 million for the year ended December 31, 2023 from $121.0 million for the year ended December 31, 2022, primarily due to a $98.1 million, or 86.0%, increase in interest and fees on loans. The increase in interest and fees on loans was primarily due to the increase of $984.4 million in the average balance of the loan portfolio to $3.46 billion for the year ended December 31, 2023 from $2.48 billion for the year ended December 31, 2022 and an increase of 152 basis points in the weighted average yield for the loan portfolio to 6.12% for the year ended December 31, 2023 from 4.60% for the year ended December 31, 2022, reflecting the increasing rate environment year to year.

Average interest-earning assets increased $800.7 million, or 26.8%, to $3.78 billion for the year ended December 31, 2023 from $2.98 billion for the year ended December 31, 2022. The yield on interest-earning assets increased 181 basis points to 5.87% for the year ended December 31, 2023 from 4.06% for the year ended December 31, 2022.

Interest Expense. Total interest expense increased $74.9 million, or 481.7%, to $90.4 million for the year ended December 31, 2023 from $15.5 million for the year ended December 31, 2022. Interest expense on deposit accounts increased $63.7 million, or 502.0%, to $76.4 million for the year ended December 31, 2023 from $12.7 million for the year ended December 31, 2022, due to an increase in the weighted average rate on interest-bearing deposits to 2.84% for the year ended December 31, 2023 from 0.60% for the year ended December 31, 2022 and an increase in the average balance of interest-bearing deposits of $576.2 million, or 27.3%, to $2.70 billion for the year ended December 31, 2023 from $2.11 billion for the year ended December 31, 2022.

Interest expense on FHLB advances increased $11.2 million, or 391.4%, to $14.1 million for the year ended December 31, 2023 from $2.9 million for the year ended December 31, 2022. The average balance of FHLB advances increased $171.1 million, or 193.7%, to $259.5 million for the year ended December 31, 2023 from $88.3 million for the year ended December 31, 2022 and the weighted average cost of FHLB advances increased to 5.41% for the year ended December 31, 2023 from 3.24% for the year ended December 31, 2022. The increase in the average balance was due to our strategy to utilize additional borrowings to support loan growth and for liquidity management.

Net Interest Income. Net interest income was $131.7 million for the year ended December 31, 2023, compared to $105.5 million in the prior year, representing an increase of $26.2 million, or 24.9%. The net interest margin was 3.48% for the year ended December 31, 2023, representing a decrease of 6 basis points from the year ended December 31, 2022, primarily due to an increase in the cost of liabilities used to fund the Company’s loan growth. The increase in net interest income was primarily due to a $800.7 million increase in the average balance of interest-earning assets during the year ended December 31, 2023, which outpaced growth in average interest-bearing liabilities, which grew by $747.3 million during the year ended December 31, 2023. The decrease in the net interest margin was primarily due to the increase in the average rates paid on interest-bearing liabilities of 236 basis points compared to the increase in the yield on interest-earning assets of 181 basis points during the year ended December 31, 2023.

Provision for Credit Losses. Based on management’s analysis of the adequacy of allowance for credit losses, a provision of $13.9 million was recorded for the year ended December 31, 2023 in accordance with the CECL standard, compared to a provision of $6.7 million for the year ended December 31, 2022 in accordance with the incurred loss standard. The $7.2 million, or 107.2%, increase in the provision was primarily due to the adoption of the CECL standard and the material growth in total loans which increased $873.8 million, or 29.0%, to $3.89 billion at December 31, 2023 from $3.02 billion at December 31, 2022. The provision for credit losses for the year ended December 31, 2023 consisted of a provision for credit losses of $9.7 million and a provision for unfunded commitments of $4.2 million.

Noninterest Income. Noninterest income increased $6.4 million, or 71.8%, to $15.4 million for the year ended December 31, 2023 from $8.9 million for the year ended December 31, 2022. The increase resulted primarily from a $3.5 million employee retention credit received in 2023 resulting from COVID-19 impacts, and a $2.8 million increase in customer service fees, primarily from increased money service fees related to the cannabis banking services. The table below sets forth our noninterest income for the years ended December 31, 2023 and 2022:

	Year ended December 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Gain from bargain purchase and assumption agreement	$-	$1,070	$(1,070)	(100.00%)
Customer service fees	7,592	4,829	2,763	57.22%
Increase in cash surrender value of BOLI	1,510	1,157	353	30.51%
Mortgage banking income	581	595	(14)	(2.35%)
Swap contract income	2,153	1,262	891	70.60%
Employee retention credit income	3,452	—	3,452	100.00%
Other income	64	22	42	190.91%
Total noninterest income	$15,352	$8,935	$6,417	71.82%

Noninterest Expense. Noninterest expense increased $50.0 million, or 70.1%, to $121.3 million for the year ended December 31, 2023 from $71.3 million for the year ended December 31, 2022, and included certain one-time costs associated with the Company’s mutual-to-stock conversion during the year ended December 31, 2023. Excluding expenses related to the mutual-to-stock conversion and certain other non-operating items, noninterest expense on an operating basis for the year ended December 31, 2023 was $92.4 million, which represents a $21.1 million, or 26.9%, increase from the year ended December 31, 2022 as the Company continued to invest in infrastructure to support growth. Salary and employee benefit expenses increased $20.9 million, or 44.0%. The increase in salary and employee benefits resulted primarily from the hiring of additional employees consistent with our business strategy to grow the Company, as well as discretionary bonuses awarded by the Compensation Committee. Marketing and charitable contribution expense increased $19.7 million resulting from a $19.1 million charitable contribution as part of the Company’s mutual-to-stock conversion. Additionally, general and administrative expenses increased $2.5 million, or 66.1%, primarily a result of amortization of solar income tax credit investments, data processing expenses increased $1.8 million, or 31.05%, as the Company continued to invest in technology infrastructure to support growth, director and professional fees increased $1.5 million, or 31.0%, resulting primarily from increased professional services in connection with our loan operations, and FDIC insurance expense increased $2.9 million, or 157.4%, resulting from an increase in asset growth and a reduction in capital ratios.

The table below sets forth our noninterest expense for the years ended December 31, 2023 and 2022:

	Year ended December 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$68,344	$47,466	$20,878	43.99%
Director and professional service fees	6,232	4,758	1,474	30.98%
Occupancy and equipment expenses	5,192	4,354	838	19.25%
Data processing expenses	7,500	5,723	1,777	31.05%
Marketing and charitable contribution expenses	23,082	3,404	19,678	578.08%
FDIC and state insurance assessments	4,707	1,829	2,878	157.35%
General and administrative expenses	6,287	3,785	2,502	66.10%
Total noninterest expense	$121,344	$71,319	$50,025	70.14%

Income Tax Expense. Income tax expense decreased $4.3 million, or 68.1%, to $2.0 million for the year ended December 31, 2023 from $6.3 million for the year ended December 31, 2022. The effective tax rate was 17.0% and 17.4% for the years ended December 31, 2023 and 2022, respectively. The effective tax rate decreased during the year ended December 31, 2023 primarily as a result of a decrease in income before taxes of $24.5 million, or 67.5%, primarily as a result of the mutual-to-stock conversion.

Average Balances and Yields. The following tables set forth average consolidated balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. Non-accrual loans were included in the computation of average balances. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense; such fees, discounts and premiums were not material for the periods presented.

	For the Year Ended
	December 31, 2023			December 31, 2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$3,464,692	$212,198	6.12%	$2,480,258	$114,070	4.60%
Securities	217,392	4,773	2.20%	312,236	4,984	1.60%
Other investments (4)	30,774	2,134	6.93%	22,087	824	3.73%
Short-term investments (4)	71,443	3,060	4.28%	169,021	1,142	0.68%
Total interest-earning assets	3,784,301	222,165	5.87%	2,983,602	121,020	4.06%
Non-interest-earning assets	218,769			153,434
Allowance for credit losses	(30,041)			(20,422)
Total assets	$3,973,029			$3,116,614

Interest-bearing liabilities:
Savings accounts	$142,985	72	0.05%	$166,905	84	0.05%
NOW accounts	351,436	537	0.15%	402,110	165	0.04%
Money market accounts	777,474	20,427	2.63%	768,487	2,629	0.34%
Certificates of deposit and individual retirement accounts	1,418,482	55,358	3.90%	776,668	9,811	1.26%
Total interest-bearing deposits	2,690,377	76,394	2.84%	2,114,170	12,689	0.60%
FHLB borrowings	259,478	14,050	5.41%	88,344	2,859	3.24%
Total interest-bearing liabilities	2,949,855	90,444	3.07%	2,202,514	15,548	0.71%
Non-interest-bearing deposits	581,017			473,540
Other non-interest-bearing liabilities	77,037			39,131
Total liabilities	3,607,909			2,715,185
Shareholders' equity	365,120			331,872
Total liabilities and shareholders' equity	$3,973,029			$3,047,057
Net interest income		$131,721			$105,472
Net interest rate spread (1)			2.80%			3.35%
Net interest-earning assets (2)	$834,446			$781,088
Net interest margin (3)			3.48%			3.54%

Average interest-earning assets to interest-bearing liabilities	128.29%			135.46%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Other investments are comprised of FRB stock, FHLB stock and swap collateral accounts. Short-term investments are comprised of cash and cash equivalents.

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

	Year Ended
	December 31, 2023 vs. 2022
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$53,456	$44,672	$98,128
Securities	894	(1,105)	(211)
Other investments	412	898	1,310
Short-term investments	(233)	2,151	1,918
Total interest-earning assets	54,529	46,616	101,145

Interest-bearing liabilities:
Savings accounts	(12)	0	(12)
NOW accounts	(18)	390	372
Money market accounts	31	17,767	17,798
Certificates of deposit and individual retirement accounts	12,908	32,639	45,547
Total interest-bearing deposits	12,910	50,795	63,705
FHLB borrowings	8,305	2,886	11,191
Total interest-bearing liabilities	21,214	53,682	74,896

Change in net interest income	$33,314	$(7,065)	$26,249

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our ERM Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our Board of Directors. The ERM Committee meets at least quarterly, is comprised of directors, executive officers and certain members of senior management, and reports to the full Board of Directors on at least a quarterly basis. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

●	maintaining capital levels that exceed the thresholds for well-capitalized status under federal regulations;
●	maintaining a prudent level of liquidity;
●	maintaining a prudent level of off-balance sheet funding capacity;
●	growing our volume of core deposit accounts;

●	utilizing our AFS securities portfolio and interest rate swaps as part of our balance sheet asset and liability and interest rate risk management strategy to reduce the impact of movements in interest rates on net interest income and the economic value of equity;
●	managing our utilization of wholesale funding with borrowings from the FHLB and brokered deposits in a prudent manner;
●	continuing to diversify our loan portfolio by adding more commercial-related loans and consumer loans, which typically have shorter maturities and/or balloon payments; and
●	continuing to price our one-to-four family residential real estate loan products in a way that encourages borrowers to select our adjustable-rate loans as opposed to longer-term, fixed-rate loans.

Shortening the average term of our interest-earning assets by increasing our investments in shorter-term assets, as well as originating loans with variable interest rates, helps to match the maturities and interest rates of our assets and liabilities better, thereby reducing the exposure of our net interest income to changes in market interest rates.

On occasion, we have employed various financial risk methodologies that limit, or “hedge,” the adverse effects of rising or decreasing interest rates on our loan portfolios and short-term liabilities. We also engage in hedging strategies with respect to arrangements where our customers swap floating interest rate obligations for fixed interest rate obligations, or vice versa. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions.

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

The following table sets forth, as of December 31, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2024
Change in Interest Rates	Net Interest Income	Year 1 Change from
(basis points) (1)	Year 1 Forecast	Level
(Dollars in thousands)
400	$202,121	9.0%
300	198,794	7.2%
200	195,159	5.2%
100	191,506	3.3%
Level	185,432	—%
(100)	179,705	(3.1)%
(200)	174,599	(5.8)%
(300)	170,827	(7.9)%
(400)	168,011	(9.4)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2024, we would have experienced a 5.2% increase in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 5.8% decrease in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

Economic Value of Equity (“EVE”). We also compute amounts by which the net present value of our assets and liabilities, or EVE, would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases instantaneously by 100, 200, 300 and 400 basis point increments or decreases instantaneously by 100, 200, 300 and 400 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table sets forth, as of December 31, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase
At December 31, 2024	Estimated	(Decrease) in EVE
Change in Interest Rates (basis points) (1)	EVE (2)	Amount	Percent
(Dollars in thousands)

400	$689,657	$(75,510)	(9.9)%
300	722,866	(42,301)	(5.5)%
200	753,047	(12,120)	(1.6)%
100	781,650	16,483	2.2%
Level	765,167	N/A	—%
(100)	792,681	27,514	3.6%
(200)	778,499	13,332	1.7%
(300)	745,353	(19,814)	(2.6)%
(400)	682,128	(83,039)	(10.9)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at December 31, 2024, we would have experienced a 1.6% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 1.7% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The net interest income and EVE tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates, and actual results may differ. Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, mortgage servicing rights, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the FHLB and FRB.

At December 31, 2024, we had outstanding borrowings of $120.8 million from the FHLB. At December 31, 2024, we had unused borrowing capacity of $754.1 million with the FHLB. At December 31, 2024 we also had $451.0 million available from a line under the BIC program at the FRB of Boston.

Additionally, at December 31, 2024, we had $309.8 million of brokered deposits, and pursuant to our internal liquidity policy, which allows us to utilize brokered deposits up to 25.0% of our total assets, we had an additional capacity of up to approximately $979.6 million of brokered deposits.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the years ended December 31, 2024 and 2023 included as part of the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2024, the Company and the Bank exceed all of their regulatory capital requirements, and were categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 10 of the notes to consolidated financial statements on pages 120-121.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2024, the unfunded portion of construction loans, home equity lines of credit, commercial lines of credit and other lines of credit, along with letters of credit, totaled $952.3 million. Our allowance for credit losses on these unfunded commitments amounted to $3.2 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2024 totaled $1.9 billion. Management expects that a substantial portion of these time deposits will be retained. However, if a substantial portion of these time deposits is not retained, we may utilize advances from the FHLB or the FRB, brokered deposits or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

See Note 21 to the notes to the consolidated financial statements for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

ITEM 8.      Financial Statements and Supplementary Data

(a)(1) Financial Statements

The documents files as a part of this 10-K are:

(A)	Report of Independence Registered Public Accounting Firm [PCAOB ID 149]
(B)	Consolidated Balance Sheets as of December 31, 2024 and 2023
(C)	Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022
(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
(E)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022
(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
(G)	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NB Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NB Bancorp, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Columbia, South Carolina

March 7, 2025

NB Bancorp, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2024	December 31, 2023
Assets
Cash and due from banks	$211,166	$90,485
Federal funds sold	152,689	182,106
Total cash and cash equivalents	363,855	272,591

Available-for-sale securities, at fair value	228,205	189,465

Loans receivable, net of deferred fees	4,333,152	3,889,279
Allowance for credit losses	(38,744)	(32,222)
Net loans	4,294,408	3,857,057

Accrued interest receivable	19,685	17,284
Banking premises and equipment, net	34,654	35,531
Non-public investments	24,364	38,733
Bank-owned life insurance ("BOLI")	102,785	50,516
Prepaid expenses and other assets	59,482	53,088
Deferred income tax asset, net	30,299	19,126
Total assets	$5,157,737	$4,533,391

Liabilities and shareholders' equity
Deposits
Core deposits	$3,867,846	$3,203,755
Brokered deposits	309,806	183,572
Total deposits	4,177,652	3,387,327
Mortgagors' escrow accounts	4,549	4,229
FHLB borrowings	120,835	283,338
Accrued expenses and other liabilities	65,708	81,046
Accrued retirement liabilities	23,826	19,492
Total liabilities	4,392,570	3,775,432

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized; 42,705,729 issued and outstanding at December 31, 2024 and 2023, respectively	427	427
Additional paid-in capital	417,247	417,030
Unallocated common shares held by the Employee Stock Ownership Plan ("ESOP")	(44,813)	(13,774)
Retained earnings	400,473	366,173
Accumulated other comprehensive loss	(8,167)	(11,897)
Total shareholders' equity	765,167	757,959
Total liabilities and shareholders' equity	$5,157,737	$4,533,391

The accompanying notes are an integral part of these consolidated financial statements.

NB Bancorp, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Year Ended
	December 31,
	2024	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$270,764	$212,198		$114,070
Interest on investment securities	6,853	4,773		4,984
Interest and dividends on cash equivalents and other	14,899	5,194		1,966
Total interest and dividend income	292,516	222,165		121,020

INTEREST EXPENSE
Interest on deposits	126,923	76,394		12,689
Interest on borrowings	4,395	14,050		2,859
Total interest expense	131,318	90,444		15,548

NET INTEREST INCOME	161,198	131,721		105,472

PROVISION FOR CREDIT LOSSES
Provision for credit losses - loans	14,934	9,657		6,700
(Release of) provision for credit losses - unfunded commitments	(2,811)	4,228		—
Total provision for credit losses	12,123	13,885		6,700

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	149,075	117,836		98,772

NONINTEREST INCOME
Gain from bargain purchase and assumption agreement	—	—		1,070
Customer service fees	7,784	7,592		4,829
Increase in cash surrender value of BOLI	2,269	1,510		1,157
Mortgage banking income	1,023	581		595
Swap contract income	1,659	2,153		1,262
Loss on sale of available-for-sale securities, net	(1,867)	—		—
Employee retention credit income	—	3,452		—
Other income	664	64		22
Total noninterest income	11,532	15,352		8,935

NONINTEREST EXPENSE
Salaries and employee benefits	67,257	68,344		47,466
Director and professional service fees	8,601	6,232		4,758
Occupancy and equipment expenses	5,580	5,192		4,354
Data processing expenses	9,024	7,500		5,723
Marketing and charitable contribution expenses	3,459	23,082		3,404
FDIC and state insurance assessments	2,847	4,707		1,829
General and administrative expenses	5,221	6,287		3,785
Total noninterest expense	101,989	121,344		71,319

INCOME BEFORE TAXES	58,618	11,844		36,388

INCOME TAX EXPENSE	16,469	2,019		6,323

NET INCOME	$42,149	$9,825		$30,065

Weighted average common shares outstanding, basic	39,389,829	42,018,229		N/A
Weighted average common shares outstanding, diluted	39,389,829	42,018,229		N/A
Earnings per share, basic	$1.07	$0.23	$	N/A
Earnings per share, diluted	$1.07	$0.23	$	N/A

The accompanying notes are an integral part of these consolidated financial statements.

NB Bancorp, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

	For the Year Ended
	December 31,
	2024	2023	2022
NET INCOME	$42,149	$9,825	$30,065

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net change in fair value of available-for-sale securities	3,541	2,811	(13,100)
Net change in other comprehensive income for director pension plan	189	(76)	(144)
Net change in fair value of cash flow hedge	—	(231)	1,115
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX:	3,730	2,504	(12,129)
TOTAL COMPREHENSIVE INCOME, NET OF TAX	$45,879	$12,329	$17,936

The accompanying notes are an integral part of these consolidated financial statements.

NB Bancorp, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in thousands)

	For the Year Ended
	Shares of			Unallocated		Accumulated
	Common		Additional	Common		Other
	Stock		Paid-In	Stock Held by	Retained	Comprehensive
	Outstanding	Common Stock	Capital	ESOP	Earnings	Income (Loss)	Total
Balance, December 31, 2021	—	$—	$—	$—	$328,401	$(2,272)	$326,129
Net income	—	—	—	—	30,065	—	30,065
Other comprehensive income, net of tax	—	—	—	—	—	(12,129)	(12,129)
Balance, December 31, 2022	—	$—	$—	$—	$358,466	$(14,401)	$344,065
Adoption of ASU 2016-13	—	—	—	—	(2,118)	—	(2,118)
Net income	—	—	—	—	9,825	—	9,825
Other comprehensive income, net of tax	—	—	—	—	—	2,504	2,504
Proceeds of stock offering and issuance of common shares (net of costs of $9,600)	40,997,500	410	399,965	—	—	—	400,375
Issuance of common shares donated to Needham Bank Charitable Foundation	1,708,229	17	17,065	—	—	—	17,082
Purchase of common shares by the ESOP (1,000,000 shares)	—	—	—	(13,774)	—		(13,774)
Balance, December 31, 2023	42,705,729	$427	$417,030	$(13,774)	$366,173	$(11,897)	$757,959
Adoption of ASU 2023-02	—	—	—	—	(7,849)	—	(7,849)
Net income	—	—	—	—	42,149	—	42,149
Other comprehensive income, net of tax	—	—	—	—	—	3,730	3,730
Net costs from stock offering and issuance of common shares	—	—	(225)	—	—	—	(225)
Purchase of common shares by the ESOP (2,416,458 shares)	—	—	—	(33,397)	—	—	(33,397)
ESOP shares committed to be released (170,823 shares)	—	—	442	2,358	—	—	2,800
Balance, December 31, 2024	42,705,729	$427	$417,247	$(44,813)	$400,473	$(8,167)	$765,167

The accompanying notes are an integral part of these consolidated financial statements.

NB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended December 31,
	2024	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,149	$9,825	$30,065
Adjustments to reconcile net income to net cash from operating activities:
Net (accretion) amortization of available-for-sale securities	(336)	(240)	71
Gain from bargain purchase and assumption agreement	—	—	(1,070)
Amortization of core deposit intangible	149	149	111
Loss on sale of available-for-sale securities, net	1,867	—	—
Provision for credit losses	12,123	13,885	6,700
Loan hedge fair value adjustments, including amortization	130	161	502
Change in net deferred loan origination fees	1,386	4,419	2,522
Mortgage loans originated for sale	(14,137)	(2,400)	(1,840)
Proceeds from sale of mortgage loans held for sale	23,934	2,405	1,887
Gain on sale of mortgage loans	(293)	(5)	(47)
Depreciation and amortization expense	2,815	2,678	2,363
Increase in cash surrender values of BOLI	(2,269)	(1,510)	(1,157)
Deferred income tax benefit	(10,255)	(7,720)	(1,253)
ESOP expense	2,800	—	—
Changes in operating assets and liabilities:
Accrued interest receivable	(2,401)	(6,462)	(3,299)
Prepaid expenses and other assets	(6,543)	8,177	(26,949)
Accrued expenses and other liabilities	(12,527)	22,138	27,221
Accrued retirement liabilities	4,596	7,399	3,887

NET CASH PROVIDED BY OPERATING ACTIVITIES	43,188	52,899	39,714

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and purchases, net of repayments	(463,928)	(882,960)	(914,035)
Purchases of available-for-sale securities	(142,985)	(43,590)	(174,053)
Proceeds from sales of available-for-sale securities	27,444	—	—
Proceeds from maturities, calls and paydowns of available-for-sale securities	80,120	103,585	170,595
Recoveries of loans previously charged off	623	924	235
Net change in non-public investments	4,220	(6,716)	(17,710)
Cash acquired under purchase and assumption agreement	—	—	297,671
Purchases of BOLI policies	(50,000)	—	(22,198)
Purchases of banking premises and equipment	(1,938)	(2,865)	(8,498)

NET CASH USED IN INVESTING ACTIVITIES	(546,444)	(831,622)	(667,993)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	790,325	500,665	24,534
Net change in mortgagors' escrow accounts	320	165	414
(Decrease) increase in FHLB borrowings, net	(162,503)	(9,744)	292,826
Net (costs) proceeds from stock offering and issuance of common shares	(225)	417,457	—
Purchase of common shares held by ESOP	(33,397)	(13,774)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	594,520	894,769	317,774

NET CHANGE IN CASH AND CASH EQUIVALENTS	91,264	116,046	(310,505)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	272,591	156,545	467,050

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$363,855	$272,591	$156,545

Supplemental disclosure of cash paid during the period for:
Interest	$128,348	$88,746	$6,585
Income taxes	13,092	4,791	8,561

Supplemental disclosure of non-cash transactions:
Cumulative effect adjustment of adoption of ASC 326, net of income taxes	$—	$(2,118)	$—
Initial recognition of right of use assets under ASC 842	—	—	(1,505)
Initial recognition of operating lease liabilities under ASC 842	—	—	1,505
Cumulative effect adjustment of adoption of ASU 2023-02, net of income taxes	7,849	—	—
Unrealized gains on available-for-sale securities	4,850	3,740	(19,006)
Unrealized holding losses on cash flow hedge	—	(321)	1,814
Mortgage loans transferred to loans held for sale	9,504	—	—

The accompanying notes are an integral part of these consolidated financial statements.

NB Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 – Organization, Activities and Significant Accounting Policies

Corporate Structure and Nature of Operations

NB Bancorp, Inc., a Maryland corporation (the “Company”), is a bank holding company. Through its wholly-owned subsidiary, Needham Bank (the “Bank”), the Company provides a variety of banking services, through its full-service bank branches, located primarily in eastern Massachusetts.

The activities of the Company and the Bank are subject to the regulatory supervision of the Board of Governors of the Federal Reserve System. The activities of the Bank are also subject to the regulatory supervision of the Massachusetts Commissioner of Banks. The Company and the activities of the Bank and its subsidiaries are also subject to various Massachusetts business and banking regulations.

Conversion

Pursuant to a Plan of Conversion (the “Plan”), NB Financial, MHC (the “MHC”), the Bank’s former mutual holding company and the predecessor of the Company, converted from a mutual holding company into a publicly traded stock form of organization on December 27, 2023. In connection with the conversion, the MHC transferred to the Company 100% of MHC’s common stock, and immediately thereafter merged into the Company.

Pursuant to the Plan, the Company sold 40,997,500 shares of common stock in a public offering at $10.00 per share for net offering proceeds of approximately $400.4 million. The Company completed the offering on December 27, 2023. Effective as of December 27, 2023, the Company donated $2.0 million of cash and 1,708,229 shares of common stock to the Needham Bank Charitable Foundation (the “Foundation”). A total of 42,705,729 shares of common stock of the Company were issued and outstanding immediately after the donation to the Foundation. After the completion of the conversion, the Bank’s employee stock ownership plan (the “ESOP”) purchased 2,416,458 and 1,000,000 shares of the Company’s common stock during the years ended December 31, 2024 and 2023, respectively.

The cost of conversion and issuing the capital stock was deferred and deducted from the proceeds of the offering. As of December 31, 2023, the Company incurred approximately $9.6 million in conversion costs, which are included in shareholders’ equity on the consolidated balance sheet as of December 31, 2023.  The Company incurred an additional $225,000 in conversion costs during the year ended December 31, 2024, which are included in shareholders’ equity on the consolidated balance sheet as of December 31, 2024.

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) as set forth by the Financial Accounting Standards Board (“FASB”) and its Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) as well as the rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under the authority of federal securities laws. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities in which it holds a controlling financial interest through being the primary beneficiary or through holding a majority of the voting interest. All intercompany accounts and transactions have been eliminated in consolidation.

Certain previously reported amounts have been reclassified to conform to the current year's presentation.

Operating Segments

The Company adopted FASB ASU 2023-07 “Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures” on January 1, 2024, which requires that information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue producing components for which separate financial information is produced internally and which are subject to evaluation by the chief operating decision maker (“CODM”). The Company has determined that its CODM is its Chief Executive Officer. The Company has one reportable segment: its banking business, which consists of a full range of banking lending, savings, and small business offerings. The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as is net income reported in the Company’s consolidated statements of income and other comprehensive income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statements of income and other comprehensive income.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of deferred tax assets, actuarial estimates related to the Company’s various retirement programs, and the valuation of financial instruments. In connection with the determination of the allowances for credit losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

A majority of the Company's loan portfolio consists of one-to-four-family residential, commercial real estate and construction and land development loans in the metro-west area of Boston and its surrounding communities. Accordingly, the ultimate collectability of a substantial portion of the Company's loan portfolio and the recovery of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

While management uses currently available information to recognize losses on loans and foreclosed real estate, future additions to the allowances for credit losses on loans and valuation reserves on foreclosed real estate may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for credit losses on loans and valuation reserves on foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances for credit losses on loans and valuation reserves on foreclosed real estate based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for credit losses on loans and valuation reserves on foreclosed real estate may change in the near future.

Summary of Significant Accounting Policies

Adoption of New Accounting Standards

On January 1, 2023, the Company adopted FASB ASU No. 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) along with amendments ASU 2019-11 - Codification Improvements to Topic 326, Financial Instruments – Credit Losses, and ASU 2022-02 - Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). Together, these ASUs, referred to herein as ASC 326, replace the incurred loss impairment methodology with the current expected credit loss methodology (“CECL”) and require consideration of a broader range of information to determine credit loss estimates at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASC 326 applies to financial assets subject to credit losses that are measured at amortized cost and certain off-balance sheet credit exposures, which include, but are not limited to, loans receivable, leases, held-to-maturity (“HTM”) securities, loan commitments, and financial guarantees.

In addition, ASC 326 made changes to the accounting for AFS debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell the available-for-sale debt securities.

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. Upon adoption of ASC 326, the Company determined that an allowance for credit losses on available-for-sale securities was not required.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures, which included loans receivable and commitments to extend credit (loan commitments and stand-by letters of credit), respectively. The Company does not have any securities classified as HTM. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326.

The following table presents the impact to the consolidated balance sheet as the result of adopting ASC 326 effective January 1, 2023:

	January 1, 2023	December 31, 2022	Impact of
	Post-ASC 326	Pre-ASC 326	ASC 326
	Adoption	Adoption	Adoption

	(in thousands)
Assets:
Loans receivable, net of deferred fees and costs	$3,015,445	$3,015,445	$—
Allowance for credit losses	(26,187)	(25,028)	(1,159)
Deferred income tax asset	7,862	7,035	827

Liabilities:
Reserve for unfunded commitments	(1,786)	—	(1,786)

Equity:
Retained earnings	356,348	358,466	(2,118)

On January 1, 2024, the Company adopted ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Investments in Tax Credit Structures on a modified retrospective basis. This ASU allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method ("PAM"), regardless of the program giving rise to the related income tax credits. Previously, reporting entities were permitted to apply PAM only to qualifying tax equity investments in low-income housing tax credit structures ("LIHTCs").  The Company does not apply PAM to LIHTCs.

The following table presents the impact to the consolidated balance sheet as the result of adopting ASU 2023-02 effective January 1, 2024:

	January 1, 2024	December 31, 2023	Impact of
	Post-ASU 2023-02	Pre-ASU 2023-02	ASU 2023-02
	Adoption	Adoption	Adoption

	(in thousands)
Assets:
Non-public investments	$30,884	$38,733	$(7,849)

Equity:
Retained earnings	358,324	366,173	(7,849)

Loans Receivable and ACL – Loans that management has the intent and ability to hold for the foreseeable future or until loan maturity or pay-off are reported held for investment at their outstanding principal balance adjusted for any charge-offs and net of any deferred fees (including purchase accounting adjustments) and origination costs (collectively referred to as “amortized cost”). Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of yield using the payment terms required by the loan contract.

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

When cash payments are received, they are applied to principal first, then to accrued interest. It is the Company’s policy not to record interest income on nonaccrual loans until principal has become current. In certain instances, accruing loans that are past due 90 days or more as to principal or interest may not go on nonaccrual status if the Company determines that the loans are well-secured and are in the process of collection. In accordance with ASC 326, the Company elected to exclude accrued interest from the amortized cost basis in its determination of the ACL for loans receivable, and will instead reverse accrued but unpaid interest through interest income in the period in which the loan is placed on nonaccrual status. Accrued interest receivable on loans amounted to approximately $18.1 million and $16.1 million as of December 31, 2024 and 2023, respectively.

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

Management’s determination of the adequacy of the ACL under ASC 326 is based on an evaluation of the composition of the loan portfolio, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The Company uses a third-party CECL model as part of its estimation of the ACL on a quarterly basis. Loans with similar risk characteristics are collectively assessed within pools (or segments). Loss estimates within the collectively assessed population are based on a combination of pooled assumptions and loan-level characteristics. The Company has determined that using federal call codes is an appropriate loan segmentation methodology, as it is generally based on risk characteristics of a loan’s underlying collateral. Using federal call codes also allows the Company to utilize and assess publicly available external information when developing its estimate of the ACL. The weighted average remaining maturity (“WARM”) method is the primary credit loss estimation methodology used by the Company and involves estimating future cash flows and expected credit losses for pools of loans using their expected remaining weighted average remaining maturity.

In applying future economic forecasts, the Company utilizes a forecast period of up to two years. The Company considers economic forecasts of inflation, national gross domestic product, and unemployment rates sourced from the Federal Open Market Committee’s “Summary of Economic Projections” to inform the model for future loss estimation.

Additionally, interest rate forecasts sourced from CME Group’s “FedWatch”, Wells Fargo’s “U.S. Economic Outlook,” and FHN Financial’s “Economic Forecast” publications are used for consideration of rate sensitivity in the model’s loan prepayment speed estimation. Historical loss rates used in the quantitative model are primarily derived using both the Bank’s data and peer bank data obtained from publicly available sources (i.e., federal call reports). The Bank’s peer group is comprised of financial institutions of relatively similar size and in similar markets (i.e., $10 billion or less of total assets and headquartered in Massachusetts). Management also considers qualitative adjustments when estimating credit losses to take into account the model’s quantitative limitations. Qualitative adjustments to quantitative loss factors, either negative or positive, may include considerations of economic conditions including economic forecasts as detailed above, volume and severity of past due loans, value of underlying collateral, experience, depth, and ability of management, and concentrations of credit.

For those loans that do not share similar risk characteristics, the Company evaluates the ACL needs on an individual (or loan by loan) basis. This population of individually evaluated loans (or loan relationships with the same primary source of repayment) is determined on a quarterly basis and consists of: loans with a risk rating of substandard or worse or loan terms differing significantly from other pooled loans. In accordance with the Company’s policy, non-accrual residential real estate loans that are below $500,000 and well secured (loan-to-value <60%) are excluded from individually evaluated loans. Measurement of credit loss is based on the expected future cash flows of an individually evaluated loan, discounted at the loan’s effective interest rate, or measured on an observable market value, if one exists, or the estimated market value of the collateral underlying the loan, discounted to consider estimated costs to sell the collateral for collateral-dependent loans. If the net value is less than the loan’s amortized cost, a specific reserve in the ACL is recorded, which is charged-off in the period when management believes the loan balance is no longer collectible.

The Company’s Troubled Asset Resolution Committee approves the key methodologies and assumptions, as well as the final ACL on at least a quarterly basis. While management uses available information at the time of estimation to determine expected credit losses on loans, future changes in the ACL may be necessary based on changes in portfolio composition, portfolio credit quality, and/or economic conditions. In addition, bank regulatory agencies periodically review its ACL and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Collateral-dependent Loans – The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral-dependent loans:

●	Commercial real estate and multifamily loans may be secured by either owner-occupied commercial real estate or non-owner-occupied investment commercial real estate. Typically, owner-occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties occupied by operating companies. Repayment is generally from the cash flows of the business occupying the property. Non-owner-occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
●	Commercial and industrial loans may be secured by non-real estate collateral such as accounts receivable, inventory, equipment, or other similar assets.
●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
●	Consumer loans are generally secured by boat and recreational vehicles, automobiles, solar panels and other personal property. Some consumer loans are unsecured, have no underlying collateral, and would not be considered collateral-dependent.

Modified Loans – ASU 2022-02 eliminated the concept of troubled debt restructurings (“TDRs”) from the accounting standards for companies that have adopted ASC 326. ASU 2022-02 also requires additional disclosures for certain loan modifications and disclosures of gross charge-offs by year of origination. Specifically, loan modification disclosures in periods subsequent to the adoption of ASC 326 must be made for modifications of existing loans to borrowers who were experiencing financial difficulties at the time of the modification. The modification type must include a direct change in the timing or amount of a loan’s contractual cash flows. The additional disclosures are applicable to situations where there is: principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or any combination thereof.

Available-for-Sale (“AFS”) Securities – The Company evaluates the fair value and credit quality of its AFS securities portfolio on a quarterly basis. In the event the fair value of a security falls below its amortized cost basis, the security is evaluated to determine whether the decline in value was caused by changes in market interest rates or security credit quality. The primary indicators of credit quality for the Company’s AFS securities portfolio are security type and credit rating, which is influenced by a number of security-specific factors that may include obligor cash flow, geography, seniority, and others. If unrealized losses are related to credit quality, the Company estimates the credit-related loss by evaluating the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security and a credit loss exists, then an ACL is recorded for the credit loss, limited by the amount that the fair value is less than amortized cost basis.

For AFS securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.

If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings through an allowance for credit loss. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2024, and 2023, there was no allowance for credit losses related to the AFS securities portfolio. Accrued interest receivable on AFS securities totaled $1.6 million and $1.2 million at December 31, 2024 and 2023, respectively, and was excluded from the estimate of credit losses.

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

Reserve for Unfunded Commitments – The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is adjusted through a provision for credit loss expense and is included in accrued expenses and other liabilities on the consolidated balance sheet. The estimate includes consideration of the likelihood that funding will occur, the existence of any third-party guarantees, and an estimate of credit losses on commitments expected to be funded using the same loss rates of similar financial instruments derived in the estimation of ACL for loans.

Comprehensive Income – Under U.S. GAAP, "comprehensive income" is defined as the change in equity during a period due to transactions, events and circumstances arising from non-owner sources. Comprehensive income includes net income under U.S. GAAP as well as "other comprehensive income” (“OCI”), which consists of items that are excluded from net income and reported as changes in separate components of equity as required by other accounting standards. The Company's OCI consists of unrealized gains and losses on available-for-sale investment securities (see Note 2), unrealized gains and losses on interest rate swap agreements (see Note 13) and unrecognized pension costs (see Note 8). The Company presents the components of OCI in a separate consolidated statement of comprehensive income (see Note 14).

Fair Value Measurements – The Company follows the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, for assets and liabilities that are measured and recorded at fair value, and to determine fair value disclosures. This standard defines fair value and establishes a framework for measuring fair value. This standard applies to certain other existing accounting pronouncements that require or permit fair value measurements (see Note 12).

Cash and Cash Equivalents – For purposes of the consolidated balance sheet and consolidated statement of cash flows, cash and cash equivalents include cash and due from banks, short-term investments, and federal funds sold deposited in other financial institutions that mature within ninety days.

Non-Public Investments – Investments in mutually-owned banking organizations (Depositors Insurance Fund, Federal Home Loan Bank and Federal Reserve Bank), cooperative organizations (Connecticut On-Line Computer Center “COCC”), and non-controlling interests in privately-held companies (Jassby, Reinventure Capital, Cross Capital and LearnLaunch Fund), have no quoted market values and are carried at original cost, less any estimated impairment. Interest and dividends on these investments are recognized as earned or when dividends are declared. The Company reviews the above-mentioned stock for impairment based on the ultimate recoverability of their cost. As of December 31, 2024 and 2023, there was no allowance for credit losses related to other investments.

LIHTC partnerships are accounted for using the equity method of accounting, whereby the Company amortizes the investment through recognition of the net investment performance as a component of general and administrative expenses in the consolidated statements of income. LIHTC partnerships constitute variable interest entities, which are not consolidated into the Company as there are separate managing members who control and operate the entity.

Investments in solar energy programs are accounted for under the proportional amortization method of accounting and constitute variable interest entities, which are not consolidated into the Company as there are separate managing members who control and operate the entity.

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

Revenues from contracts with customers that are subject to the principles of ASC Topic 606 are included in “non-interest income” under the customer service fees category in the Company’s consolidated statements of income. The following is a summary of such revenues from contracts with customers for the years ended December 31:

	2024	2023	2022

	(in thousands)
ATM and interchange income, net of related expenses	$1,978	$1,334	$1,186
Non-sufficient funds ("NSF") and overdraft fees	614	527	438
Other customer service fees	5,192	5,731	3,205
Total	$7,784	$7,592	$4,829

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

Loan Servicing – The Company records a servicing asset at estimated fair value, if practical, each time it undertakes an obligation to service a financial asset, principally when it sells financial assets and retains servicing rights. For sales of one-to-four-family residential real estate loans, a portion of the cost of originating the loan is allocated to the mortgage servicing rights based on estimated relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.

For subsequently measuring and reporting servicing assets, the Company has chosen to use the amortization method, rather than the fair value measurement method. Under this method, the Company amortizes the servicing asset in proportion to, and over the period of, estimated net servicing income, and it assesses the asset for estimated impairment based on fair value at each reporting date. Mortgage servicing rights are included in “prepaid expenses and other assets” on the Company’s consolidated balance sheets. Loan servicing income received and the related amortization of the mortgage servicing rights are included in “mortgage banking income” in the Company’s consolidated statements of income (see Note 3).

Banking Premises and Equipment – Land is carried at cost. Other premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (see Note 4). Maintenance and repairs are expensed as incurred while major improvements are capitalized. Gains and losses on dispositions are included in current operations.

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

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

Defined Benefit Plans:

Director Pension Plan – The Company maintains a director defined benefit pension plan which covers members of the board of directors who were in service prior to 2023, upon meeting specific qualifications. Pension expense under this plan is charged to current operations and consists of several components of net periodic pension cost based on various actuarial assumptions regarding future experience under the plans. The Company recognizes the over-funded or under-funded status of a defined benefit plan as an asset or liability in its balance sheet and it recognizes changes in the funded status of the plan in the year in which the changes occur. The funded status of a plan is measured as the difference between the fair value of plan assets and the “projected benefit obligation” (“PBO”) at the consolidated financial statement date. The unrecognized prior service costs, net actuarial gains and accounting transition obligation are reflected as OCI. The changes in the plan’s funded status are recognized as charges or credits to OCI to the extent that they are not required to be recognized as components of “net periodic pension cost” in net income (see Notes 8 and 14).  Effective December 31, 2024, the director pension plan was frozen and participants no longer accrue additional retirement benefits.

Employee Pension Plan – The Company provides pension benefits for substantially all employees through membership in the Co-operative Banks Employees Retirement Association (“CBERA”). The Plan is accounted for as a multi-employer, noncontributory, defined benefit pension plan. Company employees become eligible after attaining age 21 and completing one year of service, and benefits become fully vested after six years of eligible service. Effective April 1, 2018, future eligibility for new Company employees to participate in the plan was frozen. Effective December 31, 2023, the Plan was frozen and participants no longer accrue additional retirement benefits (see Note 8).  The Plan was terminated and fully liquidated in January 2025.

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

Advertising Costs – The Company participates in certain advertising activities to attract more customers. The advertising costs of the Company are considered to benefit the period in which they are incurred. It is the Company’s policy to expense all advertising costs in the period incurred and to include them in the noninterest expense section of the consolidated statements of income under the category marketing and charitable contribution expenses. The Company’s advertising expenses were $3.0 million, $2.7 million and $2.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Income Taxes – The Company and its subsidiaries file a consolidated federal income tax return. The Company recognizes certain revenue and expense items in periods which are different for financial accounting purposes than for federal income tax purposes. Deferred income tax assets and liabilities are computed under the liability method based on differences between the consolidated financial statement carrying amounts and the tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

In accordance with U.S. GAAP, management assesses the likelihood that tax positions taken will be sustained upon examination based on their technical merit, considering the facts, circumstances and information available at the end of each period. The Company recognizes the effects of significant income tax positions taken on tax returns only if the positions are “more likely than not” to be sustained upon examination by the taxing authorities. Positions taken on tax returns that do not meet that threshold are not recognized in the Company’s provisions for income taxes. The measurement of uncertain tax positions is adjusted when new information is available, or when an event occurs that requires a change. The Company’s policy is to analyze its tax positions for all open tax years. Interest and penalties, if any, associated with uncertain tax positions, are classified as additional income tax expense in the consolidated statements of income (see Note 9).

Subsequent events – Management has reviewed all events through the date the audited consolidated financial statements were filed with the SEC and concluded that no other events required any adjustment to the balances presented or disclosures.

Reclassifications – Certain prior period balances in the audited consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on prior year net income or shareholders’ equity.

Note 2 – Securities

The amortized cost and estimated fair values of securities classified as AFS are as follows:

	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gain	Loss	Credit Losses	Fair Value

December 31, 2024	(in thousands)
Available-for-Sale Debt Securities:
U.S. Treasury securities	$69,469	$104	$(489)	$—	$69,084
U.S. Government agencies	9,005	9	(7)	—	9,007
Agency mortgage-backed securities	42,083	—	(2,899)	—	39,184
Agency collateralized mortgage obligations	10,993	147	(307)	—	10,833
Corporate bonds	90,219	163	(6,337)	—	84,045
Municipal obligations	10,092	—	(286)	—	9,806
SBA securities	6,298	2	(54)	—	6,246
Total	$238,159	$425	$(10,379)	$—	$228,205

	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gain	Loss	Credit Losses	Fair Value

December 31, 2023	(in thousands)
Available-for-Sale Debt Securities:
U.S. Treasury securities	$66,874	$27	$(2,549)	$—	$64,352
Agency mortgage-backed securities	13,154	5	(1,729)	—	11,430
Agency collateralized mortgage obligations	2,987	—	(569)	—	2,418
Corporate bonds	101,244	5	(9,014)	—	92,235
Municipal obligations	20,010	—	(980)	—	19,030
Total	$204,269	$37	$(14,841)	$—	$189,465

There were no AFS securities pledged to secure borrowings with the Federal Reserve Bank (“FRB”) as of December 31, 2024. AFS securities with carrying values of $49.6 million as of December 31, 2023 were pledged to secure borrowings with the FRB (see Note 7).

When AFS securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. During the year ended December 31, 2024, the Company sold $29.3 million of AFS securities and recognized gross realized losses of $1.9 million and gross realized gains of $30,000.  There were no sales of AFS securities during the years ended December 31, 2023 and 2022.

The net unrealized loss on AFS securities is reported, net of deferred income tax effects, as a separate component of the Company’s shareholders’ equity, “Accumulated Other Comprehensive Income (Loss)”, and approximates the following as of the dates stated:

	December 31, 2024	December 31, 2023

	(in thousands)
Unrealized losses, net	$(9,954)	$(14,804)
Deferred income tax asset	2,567	3,876
	$(7,387)	$(10,928)

Maturities of AFS Debt Securities – The following is a summary of maturities of AFS securities as of December 31, 2024. The amortized cost and fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Agency mortgage-backed securities and collateralized mortgage obligations are presented as separate lines as paydowns are expected to occur before contractual maturity dates.

	Available for Sale
	Amortized Cost	Fair Value

	(in thousands)
Within one year	$44,071	$43,906
Over one year to five years	93,219	90,837
Over five years to ten years	44,584	40,289
Over ten years	3,209	3,156
	185,083	178,188
Agency mortgage-backed securities	42,083	39,184
Agency collateralized mortgage obligations	10,993	10,833
	$238,159	$228,205

Credit Loss Evaluation – The following tables present fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated.

		Less than 12 Months		12 Months or More		Total

		(Dollars in thousands)
		Gross		Gross		Gross
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2024	Securities	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	18	$(152)	$35,388	$(337)	$6,646	$(489)	$42,034
U.S. Government Agencies	2	(7)	4,999	—	—	(7)	4,999
Agency mortgage-backed securities	17	(1,196)	30,229	(1,703)	8,955	(2,899)	39,184
Agency collateralized mortgage obligations	3	(304)	8,265	(3)	113	(307)	8,378
Corporate bonds	29	(1,250)	8,748	(5,087)	69,134	(6,337)	77,882
Municipal obligations	6	—	—	(286)	7,306	(286)	7,306
SBA securities	3	(54)	4,722	—	—	(54)	4,722
Total	78	$(2,963)	$92,351	$(7,416)	$92,154	$(10,379)	$184,505

		Less than 12 Months		12 Months or More		Total

		(Dollars in thousands)
		Gross		Gross		Gross
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2023	Securities	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	15	$(95)	$7,884	$(2,454)	$46,515	$(2,549)	$54,399
Agency mortgage-backed securities	18	—	—	(1,729)	11,124	(1,729)	11,124
Agency collateralized mortgage obligations	5	—	—	(569)	2,418	(569)	2,418
Corporate bonds	33	(1,135)	6,866	(7,879)	78,365	(9,014)	85,231
Municipal obligations	13	(181)	1,819	(799)	17,211	(980)	19,030
Total	84	$(1,411)	$16,569	$(13,430)	$155,633	$(14,841)	$172,202

U.S. Treasury Securities, U.S. Government Agencies, Agency Mortgage-Backed Securities, Agency Collateralized Mortgage Obligations, Municipal Obligations and SBA securities – The contractual cash flows of these securities are direct obligations of municipalities or the U.S. Treasury, or they consist of agency obligations, mortgage-backed securities or collateralized mortgage obligations which are guaranteed by Fannie Mae, Ginnie Mae, Freddie Mac, the Federal Home Loan Bank, the Small Business Administration or other quasi-government agencies. It is expected that the securities would not be settled at a price less than the amortized cost of the investment.

Corporate Bonds – The Company invests in corporate bonds and subordinated debentures, which are scheduled to mature between the calendar years 2025 through 2034. These corporate bonds vary in commercial industries, including automotive, energy, consumer products, and media companies. The Company has also invested in domestic and foreign banking institutions. The subordinated debentures are mostly debt issuances from bank holding companies.

As of December 31, 2024 and 2023, the majority of securities in an unrealized loss position were of investment grade; however, a few did not have a third-party investment grade available. These ungraded securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate bonds in the tables above. As of December 31, 2024 and 2023, 15 and 14 securities with a market value of $34.7 million and $36.0 million, respectively, did not have a third-party investment grade available.

Investment securities with unrealized losses are generally a result of pricing changes due to changes in the interest rate environment since purchase and not as a result of permanent credit loss. The Company does not intend to sell, nor does it believe it will be required to sell, any of its securities prior to the recovery of the amortized cost. Because the declines in fair value are attributable to market changes in interest rates and not due to credit quality, management did not recognize an allowance for credit loss against the Company’s investment portfolio as of December 31, 2024 and 2023.

Non-Public Investments – Non-public investments consists of the following:

Depositors Insurance Fund (“DIF”) Stock – The Company holds stock in the DIF, as a requirement of membership. The cost of the shares is $139,000, which represents the Company’s interest in the DIF, and is not redeemable.

Federal Home Loan Bank (“FHLB”) Stock – The Company holds stock in the FHLB of Boston, a regional member of the FHLB, as part of the Company’s membership requirements. Based upon the redemption provisions of the FHLB, the stock is restricted, has no quoted market value, and is carried at original cost. The balance in the investment account as of December 31, 2024 and 2023 was $6.7 million and $14.6 million, respectively.

Federal Reserve Bank (“FRB”) Stock – The Company is required to maintain shares in the FRB for 50% of the total par value in order to meet criteria for membership in the Federal Reserve System. Although the full par value of the stock is $100 per share, the Company is required to pay only $50 per share at the time of purchase with the understanding that the other half of the subscription amount is subject to call at any time. Dividends are paid semi-annually at the statutory rate of 6 percent per annum, or $1.50 per share semi-annually. In addition, Federal Reserve regulations require that the Company purchase additional stock, or that the Federal Reserve System redeem stock, if a change in total deposit liabilities (as reported in the quarterly report of condition) results in a change in the Company’s Federal Reserve Stock holdings requirement by 15 percent or 100 shares, whichever is lower. As of December 31, 2024, the Company held 242,844 shares of stock in the approximate amount of $12.1 million compared to 206,450 shares of stock in the approximate amount of $10.3 million as of December 31, 2023.

COCC Stock – Common and preferred shares of COCC stock are recorded at cost. As of December 31, 2024 and 2023, the Company holds 53 shares of common stock in the amount of $225,000 and 47 shares of common stock in the amount of $195,000, respectively. The Company also holds 5 shares of Series A preferred stock in the amount of $75,000 as of December 31, 2024 and 2023.

Jassby Inc. – Jassby Inc. is a convenient and easy to use app for families with the vision to bring banking and financial services to families and provide App-based banking for generations Z and Alpha. In October 2019, the Company lent Jassby, Inc. $1,000,000 at 5% in the form of a convertible promissory note, which had an original maturity date of December 31, 2021. Due to the occurrence of a private qualifying financing event in February 2020, the promissory note converted to approximately 320,000 shares of Series Seed-1 Preferred Stock in Jassby Inc. The carrying value of this preferred stock as of December 31, 2024 and 2023 was $1,000,000.

Reinventure Capital Fund I LP – During 2022, the Company invested $2.0 million as a limited partner in the Reinventure Capital Fund to generate alternative investment earnings. In July of 2022, there was a capital distribution of $1.0 million leaving the Company with a remaining investment carrying value of $1.0 million. During the years ended December 31, 2024 and 2023, there were additional capital calls of $318,000 and $500,000, respectively, that increased the Company’s investment carrying value to $1.8 million and $1.5 million as of December 31, 2024 and 2023, respectively.

LearnLaunch Fund III L.P. – During the year ended December 31, 2023, the Company invested $455,000 as a limited partner in the LearnLaunch Fund to generate alternative investment earnings. The total commitment to the fund is $650,000, with $455,000 contributed as of December 31, 2024 and 2023.

Unconsolidated variable interest entities included in non-public investments consist of the following (See Note 20):

Massachusetts Housing Investment Corporation ("MHIC") – The MHIC is a program where the Internal Revenue Service (“IRS”) allocates federal tax credits to state housing credit agencies based on each state’s population. The state agencies award Low Income Housing Tax Credits for Qualified Affordable Housing Projects (“QAHP”). Project sponsors use tax credits to raise equity from investors. The equity investment reduces the debt burden on the tax credit property, making it financially feasible to offer lower, more affordable rental rates to eligible individuals. The participating banks are entitled to certain federal tax credits. As of December 31, 2024 and 2023, the Company is carrying approximately $1,000,000 in the Massachusetts Housing Equity Fund XXII LLC, a QAHP sponsored by the MHIC. The Company holds a 1.15% interest in this partnership as of December 31, 2024. The Company’s accumulated share of losses and tax credits was $663,000 and $662,000 as of December 31, 2024 and 2023, respectively.

USA Institutional Tax Credit Fund CXLIV L.P. ("USA ITCF") – The USA ITCF partnership was formed to invest in affordable housing primarily through the acquisition of partnership interest that own leveraged low-income multi-family complexes. The partnership invests in rural, suburban, and metropolitan areas. The principal economic benefit from an investment in the Partnership is expected to be derived from the Low-Income Housing Tax Credits. During 2024, through its subsidiary, 1892 Investments LLC, the Company committed to investing $5.0 million in USA ITCF over a thirteen-year period through 2037. During the year ended December 31, 2024, the Company invested $830,000 and the investment has a carrying value of $821,000 as of December 31, 2024.

Sunwealth Project Pool 20 LLC (“Sunwealth”) – Sunwealth is a solar energy program formed on April 21, 2021 by the Company as a 99% non-controlling LLC investor member and Sunwealth Holdco 8 LLC (“Holdco”) as the sole managing LLC member. Sunwealth is in the business of developing, designing, installing, owning and maintaining solar photovoltaic energy generation facilities on the rooftops or properties of municipal and commercial customers in the United States.

Sunwealth has or intends to purchase solar photovoltaic energy generation facilities from the developers prior to any photovoltaic system that is part of any such facilities being placed in service and sell electricity or lease such facilities to off-takers in a manner that will qualify the Company, through its ownership in Sunwealth, to receive income tax credits. Energy produced by the facilities will be sold to the applicable off-taker or the facilities will be leased to the applicable off-taker, in each case pursuant to the offtake agreements with the purchaser. The offtake agreements include leasehold or other rights of access to all areas of the facilities on which the facilities and their parts are located so that agents of Sunwealth are able to inspect, access, maintain and improve facility equipment and all other rights and assets necessary for the ownership and operation thereof and the sale of power from the facilities.

During 2021, through its subsidiary, 1892 Investments LLC, the Company invested $2.5 million in Sunwealth for Project Pool 20. During the year ended December 31, 2024, the Company adopted the Proportional Amortization Method (“PAM”) under ASU 2023-03. During the year ended December 31, 2024, the Company did not earn any income tax credits, recognized pass through income tax expense of $24,000 included in income tax expense on the consolidated statements of income, earned $91,000 in preferred returns included in general and administrative expenses on the consolidated statements of income and recognized $1.9 million of amortization expense through retained earnings resulting from the adoption of PAM on this investment. The Company's accumulated share of losses and tax credits was $583,000 as of December 31, 2023. In addition, the Company made a loan to Holdco to fund the project, which is included in the Company’s commercial and industrial loan portfolio at an outstanding balance of $2.1 million and $2.2 million as of December 31, 2024 and 2023, respectively.

Sunwealth Project Pool 26 LLC – During 2022, through its subsidiary, 1892 Investments LLC, the Company committed $5.0 million to Sunwealth for Project Pool 26, of which the Company invested $4.2 million (tax basis) towards solar projects during 2022. At December 31, 2024, the Company has no outstanding commitments. The Company's accumulated share of losses and tax credits was $774,000 at December 31, 2023. During the year ended December 31, 2024, the Company adopted PAM under ASU 2023-03.

During the year ended December 31, 2024, the Company did not earn any income tax credits, recognized pass through income tax expense of $64,000 included in income tax expense on the consolidated statements of income, earned $162,000 in preferred returns included in general and administrative expenses on the consolidated statements of income and recognized $3.4 million of amortization expense through retained earnings resulting from the adoption of PAM on this investment.  In addition, the Company made a loan to Holdco to fund the project, which is included in the Company’s commercial and industrial loan portfolio at an outstanding balance of $3.9 million and $4.0 million as of December 31, 2024 and 2023, respectively.

Sunwealth Project Pool 48 LLC – During 2024, through its subsidiary, 1892 Investments LLC, the Company invested $3.0 million in Sunwealth for Project Pool 48. At December 31, 2024, the Company has no outstanding commitments. During the year ended December 31, 2024, the Company adopted PAM under ASU 2023-03. During the year ended December 31, 2024, the Company earned $2.6 million in income tax credits included in income tax expense on the consolidated statements of income, recognized pass through income tax benefits of $499,000 included in income tax expense on the consolidated statements of income, earned $42,000 in preferred returns included in general and administrative expenses on the consolidated statements of income and recognized $3.0 million of amortization expense included in income tax expense on the consolidated statements of income on this investment.

Agilitas – Agilitas Energy, Inc. is a developer and operator of solar renewable energy power generation and storage facilities in New England. The Company has invested in the below projects through its subsidiary, 1892 Investments LLC:

Borden Avenue Project – The Company invested $7.9 million in the Borden Avenue battery storage project during 2024. At December 31, 2024, the Company has no outstanding commitments. During the year ended December 31, 2024, the Company adopted PAM under ASU 2023-03. During the year ended December 31, 2024, the Company earned $7.1 million in income tax credits included in income tax expense on the consolidated statements of income, recognized pass through income tax benefits of $2.3 million included in income tax expense on the consolidated statements of income, earned $74,000 in preferred returns included in general and administrative expenses on the consolidated statements of income and recognized $7.9 million of amortization expense included in income tax expense on the consolidated statements of income on this investment.

Franklin Road Project – The Company committed to investing $8.1 million in the Franklin Road energy storage project during 2024. At December 31, 2024, the Company has an outstanding commitment of $5.6 million included in accrued expenses and other liabilities on the consolidated balance sheet. During the year ended December 31, 2024, the Company adopted PAM under ASU 2023-03. During the year ended December 31, 2024, the Company earned $7.5 million in income tax credits included in income tax expense on the consolidated statements of income, earned $39,000 in preferred returns included in general and administrative expenses on the consolidated statements of income and recognized $7.6 million of amortization expense included in income tax expense on the consolidated statements of income on this investment.

Patriot Renewable Energy Capital, LLC (“Patriot Renewables”) – Patriot Renewables is a developer, owner, and operator of commercial-scale wind and solar energy projects. The Company has invested in the below projects through its subsidiary, 1892 Investments LLC.

Bertoline Project – The Company invested $623,000 in the Bertoline Project in 2022 and $33,000 in 2023 with a total commitment of $656,000. At December 31, 2024, the Company has no outstanding commitments. During the year ended December 31, 2024, the Company adopted PAM under ASU 2023-03. During the year ended December 31, 2024, the Company recognized $494,000 of amortization expense through retained earnings resulting from the adoption of PAM on this investment. The Company's accumulated share of losses and tax credits was $103,000 at December 31, 2023.

Maple Crest Project – During 2024 and 2023, the Company invested $247,000 and $4.7 million, respectively towards the Maple Crest Project, with a total commitment to this solar project of $5.0 million.  During the year ended December 31, 2024, the Company adopted PAM under ASU 2023-03. At December 31, 2024, the Company has no outstanding commitments. During the year ended December 31, 2024, the Company did not earn an income tax credits, recognized pass through income tax benefits of $280,000 included in income tax expense on the consolidated statements of income, earned $74,000 in preferred returns included in general and administrative expenses on the consolidated statements of income and recognized $4.3 million of amortization expense through retained earnings resulting from the adoption of PAM on this investment. The Company's accumulated share of losses and tax credits was $647,000 at December 31, 2023.

Note 3 – Loans Receivable and ACL

Loans consist of the following as of the dates stated:

	December 31, 2024		December 31, 2023

	Amount	Percent	Amount	Percent

	(Dollars in thousands)

One-to-four-family residential	$1,130,791	26.06%	$1,097,486	28.18%
Home equity	124,041	2.86%	97,270	2.50%
Total residential real estate	1,254,832	28.92%	1,194,756	30.68%

Commercial real estate	1,363,394	31.42%	1,169,859	30.05%
Multi-family residential	333,047	7.67%	209,982	5.39%
Total commercial real estate	1,696,441	39.09%	1,379,841	35.44%
Construction and land development	583,809	13.45%	622,823	15.99%
Commercial and industrial	559,828	12.90%	491,918	12.63%
Total commercial	2,840,078	65.44%	2,494,582	64.06%

Consumer, net of premium/discount	244,558	5.64%	204,871	5.26%

Total loans	4,339,468	100.00%	3,894,209	100.00%
Deferred fees, net	(6,316)		(4,930)
Allowance for credit losses	(38,744)		(32,222)
Net loans	$4,294,408		$3,857,057

Included in the above are approximately $459.6 million and $365.9 million in loans to borrowers in the cannabis industry, of which 77% and 80% is collateralized by real estate at December 31, 2024 and 2023, respectively. Of that total, $321.9 million and $207.7 million were direct loans to cannabis companies and were collateralized by real estate at December 31, 2024 and 2023, respectively. None of the loans to borrowers in the cannabis industry are collateralized by cannabis. For the reporting period ended December 31, 2023, the Company disclosed loans to borrowers in the cannabis industry of $320.5 million. Based on revised classifications, the amount of loans to borrowers in the cannabis industry at December 31, 2023 was $365.9 million. The reclassification did not have a significant impact on the calculation of the ACL.

Mortgage loans sold to and serviced for investors are not included in the accompanying consolidated financial statements. The loans serviced for others were sold without recourse provisions. The aggregate outstanding unpaid principal balance of such loans approximated $221.5 million and $215.7 million at December 31, 2024 and 2023, respectively. Gains on loans sold, including recognition of mortgage servicing rights, for the years ended December 31, 2024, 2023 and 2022 amounted to $546,000, $29,000 and $60,000, respectively, and are included in “mortgage banking income” in the noninterest income section in the consolidated statements of income.

During the years ended December 31, 2024 and 2023, the Company purchased approximately $46.8 million and $34.2 million, respectively, of consumer loan pools. These purchases included loan pools collateralized by boat and recreational vehicles, automobiles, and solar panels, as well as unsecured home improvement loans.

The outstanding balances of these consumer loan pools, shown net of premium (discount) are as follows as of the dates stated:

	December 31, 2024
	Gross Loans	Premium (Discount)	Net Loans

	(in thousands)
Student loans	$6,954	$42	$6,996
Boat and RV loans	48,147	1,136	49,283
Automobile loans	52,092	—	52,092
Solar panel loans	55,400	(5,073)	50,327
Home improvement loans	44,458	(15)	44,443
Total	$207,051	$(3,910)	$203,141

	December 31, 2023
	Gross Loans	Premium (Discount)	Net Loans

	(in thousands)
Student loans	$8,989	$49	$9,038
Boat and RV loans	58,483	1,422	59,905
Automobile loans	14,662	—	14,662
Solar panel loans	61,430	(5,443)	55,987
Home improvement loans	53,220	(26)	53,194
Total	$196,784	$(3,998)	$192,786

The following table presents the aging of the amortized cost of loans receivable by loan category as of the date stated (in thousands):

	December 31, 2024
		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans

	(in thousands)
Real estate loans:
One-to-four-family residential	$1,124,762	$2,363	$736	$—	$2,930	$1,130,791
Home equity	122,812	100	171	—	958	124,041
Commercial real estate	1,355,064	5,325	—	—	3,005	1,363,394
Multi-family residential	332,740	307	—	—	—	333,047
Construction and land development	583,435	364	—	—	10	583,809
Commercial and industrial	550,353	4,907	10	—	4,558	559,828
Consumer	236,801	3,725	1,637	—	2,395	244,558
Total	$4,305,967	$17,091	$2,554	$—	$13,856	$4,339,468

	December 31, 2023
		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans

	(in thousands)
Real estate loans:
One-to-four-family residential	$1,091,483	$1,903	$—	$—	$4,100	$1,097,486
Home equity	96,327	288	65	—	590	97,270
Commercial real estate	1,166,702	2,735	—	—	422	1,169,859
Multi-family residential	209,982	—	—	—	—	209,982
Construction and land development	622,813	—	—	—	10	622,823
Commercial and industrial	487,777	2	1	—	4,138	491,918
Consumer	198,316	4,009	1,008	—	1,538	204,871
Total	$3,873,400	$8,937	$1,074	$—	$10,798	$3,894,209

The following table presents the amortized cost of nonaccrual loans receivable by loan category as of the date stated (in thousands):

	December 31, 2024			December 31, 2023

	Nonaccrual	Nonaccrual	Total	Nonaccrual	Nonaccrual	Total
	Loans with	Loans with	Nonaccrual	Loans with	Loans with	Nonaccrual
	No ACL	an ACL	Loans	No ACL	an ACL	Loans

	(In thousands)
Real estate loans:
One-to-four-family residential	$2,930	$—	$2,930	$4,100	$—	$4,100
Home equity	958	—	958	590	—	590
Commercial real estate	3,005	—	3,005	422	—	422
Construction and land development	10	—	10	10	—	10
Commercial and industrial	454	4,104	4,558	376	3,762	4,138
Consumer	2,394	1	2,395	1,538	—	1,538
Total	$9,751	$4,105	$13,856	$7,036	$3,762	$10,798

During the years ended December 31, 2024 and 2023, the Company reversed $498,000 and $116,000 of interest income, respectively, for loans that were placed on non-accrual.

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

The following table presents the amortized cost of loans receivable by internal risk grade by year of origination as of December 31, 2024. Also presented are current period gross charge-offs by loan type and vintage year for the year ended December 31, 2024.

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
One-to-Four-Family Residential
Grade:
Pass	1-5	$97,895	$145,711	$266,364	$247,799	$115,133	$224,354	$30,227	$1,127,483
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	246	—	2,990	72	3,308
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$97,895	$145,711	$266,364	$248,045	$115,133	$227,344	$30,299	$1,130,791
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Home Equity
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$123,083	$123,083
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	958	958
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$—	$—	$—	$—	$124,041	$124,041
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Grade:
Pass	1-5	$118,115	$409,048	$364,384	$69,349	$97,500	$248,749	$45,088	$1,352,233
Special Mention	6	—	—	1,399	2,664	873	3,220	—	8,156
Substandard	7	—	—	469	—	—	2,536	—	3,005
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$118,115	$409,048	$366,252	$72,013	$98,373	$254,505	$45,088	$1,363,394
Current period gross charge-offs		$—	$—	$—	$—	$—	$4,000	$—	$4,000

Multi-Family
Grade:
Pass	1-5	$5,138	$7,563	$212,492	$21,791	$36,016	$50,047	$—	$333,047
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$5,138	$7,563	$212,492	$21,791	$36,016	$50,047	$—	$333,047
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Grade:
Pass	1-5	$161,997	$284,102	$90,512	$13,255	$9,232	$364	$24,337	$583,799
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$161,997	$284,102	$90,512	$13,255	$9,232	$374	$24,337	$583,809
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade:
Pass	1-5	$42,154	$64,943	$54,435	$38,759	$6,594	$14,468	$324,481	$545,834
Special Mention	6	—	—	531	2,884	1,002	—	425	4,842
Substandard	7	—	—	—	—	343	4,214	4,595	9,152
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$42,154	$64,943	$54,966	$41,643	$7,939	$18,682	$329,501	$559,828
Current period gross charge-offs		$—	$—	$—	$272	$—	$119	$—	$391

Consumer
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		67,429	32,233	67,018	49,262	9,047	17,145	2,424	244,558
Total		$67,429	$32,233	$67,018	$49,262	$9,047	$17,145	$2,424	$244,558
Current period gross charge-offs		$—	$300	$2,252	$1,587	$231	$250	$24	$4,644

Total Loans
Grade:
Pass	1-5	$425,299	$911,367	$988,187	$390,953	$264,475	$537,982	$547,216	$4,065,479
Special Mention	6	—	—	1,930	5,548	1,875	3,220	425	12,998
Substandard	7	—	—	469	246	343	9,740	5,625	16,423
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		67,429	32,233	67,018	49,262	9,047	17,145	2,424	244,558
Total		$492,728	$943,600	$1,057,604	$446,009	$275,740	$568,097	$555,690	$4,339,468
Current period gross charge-offs		$—	$300	$2,252	$1,859	$231	$4,369	$24	$9,035

(1) Consumer loans are not formally risk rated and included $2.4 million of loans on non-accrual as of December 31, 2024

The following table presents the amortized cost of loans receivable by internal risk grade by year of origination as of December 31, 2023. Also presented are current period gross charge-offs by loan type and vintage year for the year ended December 31, 2023.

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
One-to-Four-Family Residential
Grade:
Pass	1-5	$152,802	$272,447	$256,666	$128,181	$78,739	$174,586	$33,088	$1,096,509
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	898	79	977
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$152,802	$272,447	$256,666	$128,181	$78,739	$175,484	$33,167	$1,097,486
Current period gross charge-offs		$—	$—	$—	$—	$—	$379	$—	$379

Home Equity
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$69	$97,201	$97,270
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$—	$—	$—	$69	$97,201	$97,270
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Grade:
Pass	1-5	$380,858	$319,868	$59,555	$102,791	$99,316	$165,670	$29,904	$1,157,962
Special Mention	6	—	—	—	—	6,183	5,714	—	11,897
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$380,858	$319,868	$59,555	$102,791	$105,499	$171,384	$29,904	$1,169,859
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Multi-Family
Grade:
Pass	1-5	$7,583	$101,550	$22,358	$21,671	$42,776	$14,044	$—	$209,982
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$7,583	$101,550	$22,358	$21,671	$42,776	$14,044	$—	$209,982
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Grade:
Pass	1-5	$157,380	$305,558	$127,720	$20,929	$10,333	$—	$893	$622,813
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$157,380	$305,558	$127,720	$20,929	$10,333	$10	$893	$622,823
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade:
Pass	1-5	$58,676	$88,286	$45,960	$8,080	$3,038	$16,178	$262,508	$482,726
Special Mention	6	—	—	250	—	—	475	—	725
Substandard	7	—	—	—	—	119	3,762	4,586	8,467
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$58,676	$88,286	$46,210	$8,080	$3,157	$20,415	$267,094	$491,918
Current period gross charge-offs		$—	$—	$—	$—	$570	$109	$—	$679

Consumer
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		201,983	58	230	114	74	664	1,748	204,871
Total		$201,983	$58	$230	$114	$74	$664	$1,748	$204,871
Current period gross charge-offs		$42	$1,524	$1,163	$311	$219	$221	$7	$3,487

Total Loans
Grade:
Pass	1-5	$757,299	$1,087,709	$512,259	$281,652	$234,202	$370,547	$423,594	$3,667,262
Special Mention	6	—	—	250	—	6,183	6,189	—	12,622
Substandard	7	—	—	—	—	119	4,660	4,665	9,444
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		201,983	58	230	114	74	664	1,748	204,871
Total		$959,282	$1,087,767	$512,739	$281,766	$240,578	$382,070	$430,007	$3,894,209
Current period gross charge-offs		$42	$1,524	$1,163	$311	$789	$709	$7	$4,545

(1)	Consumer loans are not formally risk rated and included $1.5 million of loans on non-accrual as of December 31, 2023

The following tables present an analysis of the change in the ACL by major loan segment for the period stated:

	For the Year Ended December 31, 2024
	One-to-Four				Construction
	Family		Commercial		and Land	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
Balance at December 31, 2023	$1,835	$117	$5,698	$378	$7,630	$10,878	$5,686	$—	$32,222
Provision for (release of) credit losses	(640)	(43)	7,783	221	(3,493)	425	10,681	—	14,934
Charge-offs	—	—	(4,000)	—	—	(391)	(4,644)	—	(9,035)
Recoveries of loans previously charged-off	—	—	—	—	—	262	361	—	623

Balance at December 31, 2024	$1,195	$74	$9,481	$599	$4,137	$11,174	$12,084	$—	$38,744

	For the Year Ended December 31, 2023
	One-to-Four
	Family		Commercial		Construction and	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Land Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
Balance at December 31, 2022	$3,485	$258	$5,785	$753	$3,846	$8,255	$1,403	$1,243	$25,028
Adjustment to allowance for adoption of ASU 2016-13	266	13	822	—	(246)	932	615	(1,243)	1,159
Provision for (release of) credit losses	(1,537)	(154)	(909)	(375)	4,030	2,322	6,280	—	9,657
Charge offs	(379)	—	—	—	—	(679)	(3,487)	—	(4,545)
Recoveries of loans previously charged off	—	—	—	—	—	48	875	—	923

Balance at December 31, 2023	$1,835	$117	$5,698	$378	$7,630	$10,878	$5,686	$—	$32,222

The following table presents the amortized cost of collateral-dependent loans as of December 31:

	2024	2023

Real estate loans:	(in thousands)
One to four-family residential	$3,112	$977
Home equity	908	—
Commercial real estate	3,005	—
Construction and land development	10	10
Commercial and industrial loans	9,152	8,443
Total	$16,187	$9,430

The Company closely monitors the performance of borrowers experiencing financial difficulty to understand the effectiveness of its loan modification efforts. During the year ended December 31, 2024, the Company modified one participation commercial real estate loan with an amortized cost basis of $6.2 million, or 0.01% of total commercial real estate loans, through an interest rate reduction and maturity extension. The modified loan experienced a $4.0 million charge-off during the year ended December 31, 2024 resulting from a shortfall in the projected sale price of the underlying real estate collateral. The Company did not modify any loans to borrowers experiencing financial difficulty during the year ended December 31, 2023.

Allowance for Credit Losses – Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for (release of) credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACL on loans. The allowance for credit losses for unfunded loan commitments of $3.2 million and $6.0 million as of December 31, 2024 and 2023, respectively, is classified separately on the consolidated balance sheet within accrued expenses and other liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the periods stated:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

	(in thousands)
Beginning balance	$6,014	$—
Adjustment to allowance for unfunded commitments for adoption of ASC 326	—	1,786
(Release of) provision for credit losses	(2,811)	4,228
Ending balance	$3,203	$6,014

Pre-ASC 326 Adoption Disclosures

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The following disclosures are presented under this previously applicable U.S. GAAP for the applicable prior periods.

Due to the adoption of CECL under ASC 326, two significant concepts under the incurred loss methodology disclosed below, impaired loans and troubled debt restructurings (“TDRs”) have been eliminated and replaced by collateral-dependent loans and modifications made to borrowers experiencing financial difficulties which were discussed in Note 1 and disclosed previously. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.

Under the incurred loss methodology, when a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification was considered a TDR. All TDRs were initially classified by the Company as impaired.

The following table presents a summary of the loan portfolio individually and collectively evaluated for impairment as of the date stated:

	Real Estate
	One-to Four-
	Family		Commercial	Construction &	Commercial &
	Residential	Home Equity	Real Estate	Land Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
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

The following tables presents a summary of impaired loans as of the date stated:

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

Additional information about impaired loans is as follows for the period stated:

Year Ended
December 31, 2022
(in thousands)
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

The following table summarizes the carrying balance of TDRs as of December 31, 2022:

(in thousands)
Performing TDRs	$8,304
Nonperforming TDRs	3,762
Total TDRs	$12,066

There were no loans modified as TDRs and no TDRs that defaulted in the first twelve months after restructuring during the year ended December 31, 2022.

The following tables present an analysis of the change in the allowance for loan losses by loan type for the period stated:

	For the Year Ended December 31, 2022
	One-to
	Four-
	Family	Home	Commercial	Construction and	Commercial and
	Residential	Equity	Real Estate	Land Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
Balance, December 31, 2021	$3,016	$175	$4,449	$3,467	$5,749	$109	$1,450	$18,415
Provision for loan losses	471	83	2,041	379	2,506	1,427	(207)	6,700
Charge offs	(35)	—	—	—	—	(287)	—	(322)
Recoveries of loans previously charged off	33	—	48	—	—	154	—	235
Balance, December 31, 2022	$3,485	$258	$6,538	$3,846	$8,255	$1,403	$1,243	$25,028

The following table summarizes the Company’s loans by risk rating category as of the date stated:

		Residential
	Risk	Real	Commercial	Construction &	Commercial &		Total
	Rating	Estate	Real Estate	Land Development	Industrial	Consumer	Loans

		(in thousands)
December 31, 2022
Grade:
Pass	1-5	$1,006,275	$998,788	$552,365	$232,742	$196,535	$2,986,705
Special Mention	6	—	13,235	—	5,474	—	18,709
Substandard	7	1,387	—	—	9,145	—	10,532
Doubtful	8	—	—	10	—	—	10
Loss	9	—	—	—	—	—	—
Total		$1,007,662	$1,012,023	$552,375	$247,361	$196,535	$3,015,956

Note 4 – Premises and Equipment

The following table summarizes the Company’s premises and equipment as of the periods stated:

	Expected Useful Lives	December 31, 2024	December 31, 2023
Land		$4,631	$4,631
Land improvements	7-20 years	2,727	2,727
Leasehold improvements	Lease term (including all anticipated extensions)	12,926	13,017
Buildings and improvements	20-50	23,225	22,478
Furniture, fixtures, and equipment	3-10	20,492	19,211
		64,001	62,064
Less accumulated depreciation		(29,347)	(26,533)
Total		$34,654	$35,531

The Company had depreciation expense for the years ended December 31, 2024, 2023 and 2022 in the amount of $2.8 million, $2.7 million and $2.4 million, respectively.

Note 5 – Lease Commitments

The Company is the lessee under seven building and land lease agreements for branch locations in Dedham, Dover, Millis, Medford, Natick and Mission Hill and an administrative office in Wellesley. The Company’s operating leases have remaining lease terms of 10 to 25 years, some of which include options to extend the leases for up to 10 years. In addition to the rental amounts, the Company is responsible for its share of utilities.

The Company follows ASC 842, “Leases”, whereby all of its existing branch lease agreements have been recognized in the consolidated balance sheets in prepaid expenses and other assets as “right of use assets”, with offsetting “operating lease liabilities” in accrued expenses and other liabilities.

The following is a summary of the recorded lease right-of-use assets for all of the above-mentioned lease agreements as of the dates stated (in thousands):

	December 31, 2024	December 31, 2023

	(in thousands)
Operating lease right-of-use assets	$14,278	$11,540
Less accumulated amortization	(1,453)	(992)
Operating lease right-of-use assets, net	12,825	10,548
Operating lease liabilities	$13,195	$10,773
Weighted average remaining term (years)	17	19
Weighted average discount rate	4.45%	4.38%

The future minimum lease payments under the terms of the above leases at December 31, 2024, along with the recorded present value of the lease obligations, are as follows:

(in thousands)
2025	$1,127
2026	843
2027	800
2028	1,078
2029	1,376
2030 and thereafter	14,303
$19,527
Less unamortized discount	(6,332)
Recorded present value of lease obligations	$13,195

The Company has included in its recorded lease obligations and right-of-use assets any of the available lease extension options permitted under the agreements that management can be reasonably certain under lease accounting criteria that the options will be exercised.

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

Total lease expense for the year ended December 31, 2024, 2023 and 2022 approximated $1.2 million, $938,000 and $630,000, respectively.

Note 6 – Deposits

A comparative summary of deposits is as follows as of the dates stated:

	December 31, 2024	December 31, 2023

	(in thousands)
Transactional accounts:
Noninterest-bearing demand deposits	$623,400	$528,409
Savings accounts	108,685	132,741
NOW accounts	481,539	391,740
Money market accounts	1,000,748	837,423
Total transactional accounts	2,214,372	1,890,313

Time deposits
Greater than $250,000	694,062	544,246
Less than or equal to $250,000	1,269,218	952,768
Total time deposits	1,963,280	1,497,014
Total deposits	$4,177,652	$3,387,327

Contractual maturities of time deposits are as follows:

December 31, 2024
(in thousands)
Within 1 year	$1,920,987
Over 1 year to 2 years	30,653
Over 2 years to 3 years	6,497
Over 3 years to 4 years	2,780
Over 4 years to 5 years	2,363
$1,963,280

Included in time deposits less than or equal to $250,000 are brokered certificates of deposit of approximately $309.8 million and $183.6 million as of December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, total deposits related to the cannabis industry are $395.2 million and $317.4 million, or 9.5% and 9.4%, of total deposits, respectively.

There are no customers whose deposit balances exceed 5% of total deposits as of December 31, 2024 and 2023.

Note 7 – Borrowings

Federal Home Loan Bank – Borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally by pledging a specified percentage of the carrying value of owner and non-owner occupied first mortgage loans secured by one-to-four-family properties and commercial real estate loans, including multifamily loans. The amount of loans pledged was $1.24 billion as of December 31, 2024. Total additional borrowing capacity with the FHLB based upon collateral pledged approximates $754.1 million at December 31, 2024. Additionally, in order to further secure these borrowings with the FHLB, the Company is also required to invest in the stock of the FHLB.

Maturities on outstanding borrowings from the FHLB are summarized as follows:

	December 31, 2024		December 31, 2023

	(Dollars in thousands)
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Advances maturing within:
Within one year	$100,000	4.89%	$282,503	5.53%
Over 1 year to 2 years	—	0.00%	—	0.00%
Over 2 years to 3 years	20,000	3.94%	—	0.00%
Over 3 years to 4 years	560	0.00%	—	0.00%
Over 4 years to 5 years	—	0.00%	560	0.00%
Over 5 years	275	0.00%	275	0.00%
	$120,835	4.70%	$283,338	5.53%

The Company also has a line of credit from the FHLB Ideal Way in the amount of $6.1 million at December 31, 2024 and 2023. The Company had no borrowings outstanding under this line of credit at December 31, 2024 or 2023.

Interest expense on FHLB borrowings approximated $4.4 million, $14.1 million and $2.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Federal Reserve Bank – The Company has a line of credit agreement with the FRB of Boston for usage of the discount window. The terms of the agreement call for the pledging of certain assets for any and all obligations of the Company under the agreement (see Note 2). At December 31, 2024 and 2023, there were no borrowings outstanding under this agreement.

During the year ended December 31, 2024, the Company received approval from the FRB under its BIC program, which allowed the Company to pledge $849.5 million commercial real estate and multi-family loans to the FRB, which provides the Company with additional borrowing capacity of $451.0 million.

Note 8 – Employee Benefits

401(k) Plan – The Company has an employee tax deferred incentive plan (the “401(k) plan”) under which the Company makes voluntary contributions within certain limitations. All employees who meet specified age and length of service requirements are eligible to participate in the 401(k) plan. The amount contributed by the Company is included in salaries and employee benefits expense on the consolidated statements of income. The amounts contributed by the Company to the 401(k) plan for the years ended December 31, 2024, 2023 and 2022 were $2.6 million, $2.0 million and $1.9 million, respectively.

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

Future benefits under the Plan were frozen as of December 31, 2023 and the Company withdrew from the defined benefit plan maintained with CBERA. The Plan was terminated during the year ended December 31, 2024 and was fully liquidated in January 2025.

During the year ended December 31, 2024, an expense of $390,000 was recorded to reflect an increase in the liability related to the withdrawal from the Plan. The increase was primarily driven by final computations for estimated payouts to participants. The Company withdrew from the Plan in the second quarter of 2024.  As part of the final Plan liquidation during the first quarter of 2025, the Company contributed an additional $1.1 million to the Plan.

Officers’ Deferred Compensation Plan – During 2014, the Company put into place an unfunded, defined contribution, Non-qualified Deferred Compensation Plan (“Officers’ Deferred Comp Plan”) for select employees of the Company.

The Officers’ Deferred Comp Plan was provided to key management of the Company and results in 5% - 20% of the employee’s then current base salary being credited to the participant’s account annually, subject to increases based upon increases in annual base compensation and the possibility of additional discretionary contributions. The employees vest at varying dates in accordance with each individual’s deferred compensation participation agreement; however, all key officers will be fully vested upon the attainment of age 65. The obligations under these plans are included in accrued retirement liabilities in the Company’s consolidated balance sheets and approximated $2.6 million and $2.4 million at December 31, 2024 and 2023, respectively. The expense under the Officers’ Deferred Comp Plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $300,000, $349,000 and $335,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

Deferred Compensation Plan – In January 2022, the Company put into place an unfunded Non-qualified Deferred Compensation Plan (“Deferred Comp Plan”) for select employees of the Company. The Deferred Comp Plan was provided to key management of the Company and allows for the employees to defer amounts from their salary, bonus, or Long-Term Incentive Plan (“LTIP”) into the Deferred Comp Plan to be paid out at a future date. Amounts deferred under the Deferred Comp Plan increase in value based upon the growth of the Bank’s tangible capital, with the Compensation Committee holding discretionary authority. The obligations under the Deferred Comp Plan are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $878,000 and $279,000 at December 31, 2024 and 2023, respectively. The Company recognized income due to forfeitures under the Deferred Comp Plan (recorded in salaries and employee benefits in the consolidated statements of income) of $360,000 during the year ended December 31, 2024.  Expense under the Deferred Comp Plan (recorded in salaries and employee benefits in the consolidated statements of income) was $6,000 and $1,000 for the years ended December 31, 2023 and 2022, respectively.

LTIP – In January 2020, the Company put into place an LTIP for certain members of its management team where benefits are awarded annually on a discretionary basis and cliff vest after three years. Under the LTIP, individuals are granted “phantom shares” and benefits are accrued based upon the projected growth of the Bank’s tangible capital. The obligations under this plan are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $14.6 million and $11.1 million as of December 31, 2024 and 2023, respectively. The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $6.1 million, $7.8 million and $3.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Director Pension Plan – The Company maintains a director defined benefit pension plan which covers members of the board of directors who were in service prior to 2023, upon meeting specific qualifications. Pension expense under this plan is charged to current operations and consists of several components of net periodic pension cost based on various actuarial assumptions regarding future experience under the plans. The Company recognizes the over-funded or under-funded status of a defined benefit plan as an asset or liability in its balance sheet and it recognizes changes in the funded status of the plan in the year in which the changes occur. The funded status of a plan is measured as the difference between the fair value of plan assets and the “projected benefit obligation” (“PBO”) at the consolidated financial statement date. The unrecognized prior service costs, net actuarial gains and accounting transition obligation are reflected as OCI. The changes in the plan’s funded status are recognized as charges or credits to OCI to the extent that they are not required to be recognized as components of “net periodic pension cost” in net income (see Notes 8 and 14).  Effective December 31, 2024, the director pension plan was frozen and participants no longer accrue additional retirement benefits.

A comparison of the actuarial estimates of the benefit obligations to the recorded obligations are as follows as of the measurement date, December 31:

	2024	2023	2022

	(in thousands)
Projected benefit obligations	$(5,725)	$(5,744)	$(4,998)
Plan assets at fair value	-	-	-
Funded status	$(5,725)	$(5,744)	$(4,998)

Amounts recognized on the consolidated balance sheet as of December 31 are as follows:

	2024	2023	2022

	(in thousands)
Accrued retirement liabilities	$(4,642)	$(4,398)	$(3,757)
Accumulated other comprehensive loss in equity, before taxes	(1,083)	(1,346)	(1,241)
Net amount recognized	$(5,725)	$(5,744)	$(4,998)

Amounts included in AOCI that have not yet been recognized as components of net periodic pension cost as of December 31 are as follows:

	2024	2023	2022

	(in thousands)
Unrecognized net actuarial losses	$(883)	$(1,088)	$(926)
Unrecognized prior service costs	(200)	(258)	(315)
Unrecognized losses included in AOCI	$(1,083)	$(1,346)	$(1,241)

The weighted average actuarial assumptions used to determine the director pension plan projected benefit obligations and net periodic pension cost are as follows as of December 31:

	2024	2023	2022
Pre-retirement discount rate for net periodic pension cost	4.81%	5.03%	2.35%
Pre-retirement discount rate for projected benefit obligation	5.31%	4.81%	5.03%
Post-retirement discount rate for projected benefit obligation	5.31%	4.81%	5.03%
Rate of compensation increase	0.00%	0.00%	0.00%

The following schedule reflects the net periodic pension cost, contributions received, and benefits paid for the years ended December 31:

	2024	2023	2022

	(in thousands)
Benefit obligation at beginning of the year	$5,744	$4,998	$4,549
Service cost	316	260	232
Interest cost	264	261	114
Plan amendments	-	430	372
Actuarial (gain) loss	(119)	244	(30)
Benefits paid	(480)	(449)	(239)
Benefit obligation at end of the year	$5,725	$5,744	$4,998

The components of projected net periodic pension cost for the years ended December 31 are as follows (amortization amounts will be recorded via charges or credits to OCI):

	2024	2023	2022

	(in thousands)
Service cost	$316	$260	$232
Interest cost	264	261	114
Amortization of prior service costs	86	81	85
Amortization of net actuarial losses	57	487	57
Net periodic pension cost	$723	$1,089	$488
Employer contribution	$480	$449	$239
Benefits paid	$480	$449	$239

The Company records an estimate of net periodic pension cost for the director pension plan to accrued retirement liabilities on the consolidated balance sheet on a monthly basis. Equity adjustments, to AOCI, in conjunction with the pension plan are recorded by the Company annually upon receipt of the independent actuarial report.

The following estimated pension benefit payments, which reflect expected future service as appropriate, are expected to be paid over the next ten years (in thousands):

Estimated benefit payments
2025	$526
2026	547
2027	528
2028	563
2029	758
2030 and thereafter	3,585
$6,507

Employee Stock Ownership Plan (“ESOP”) – As part of the Initial Public Offering ("IPO") completed on December 27, 2023, the Bank established a tax-qualified ESOP to provide eligible employees the opportunity to own Company shares. The ESOP borrowed $47.2 million from the Company to purchase 3,416,458 common shares on the open market. The loan is payable in annual installments over 20 years at an interest rate of 8.50%. As the loan is repaid to the Company, shares are released and allocated proportionally to eligible participants on the basis of each participant’s proportional share of compensation relative to the compensation of all participants. The unallocated ESOP shares are pledged as collateral on the loan.

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

Total compensation expense recognized in connection with the ESOP was $2.8 million for the year ended December 31, 2024. The Company did not recognize any compensation expense related to the ESOP for the years ended December 31, 2023 and 2022.

The following table presents share information held by the ESOP:

	As of
	2024	2023

	(Dollars in thousands)

Allocated shares	—	—
Shares committed to be released	170,823	—
Unallocated shares	3,245,635	1,000,000
Total shares	3,416,458	1,000,000
Fair value of unallocated shares	$58,616	$13,400

Note 9 – Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

	2024	2023	2022

	(in thousands)
Current tax expense
Federal	$21,694	$5,216	$3,625
State	5,030	4,523	3,951
	26,724	9,739	7,576

Deferred tax credits
Federal	(9,768)	(5,704)	(458)
State	(487)	(2,016)	(795)
	(10,255)	(7,720)	(1,253)
Total income tax expense	$16,469	$2,019	$6,323

The Company’s effective tax rate differs from that computed at the statutory federal income tax rate for the years ended December 31 as follows:

	2024	2023	2022
Statutory federal tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	6.2%	6.8%	6.9%
Tax exempt income	0.0%	(0.7)%	(0.9)%
Disallowed compensation under 162(m)	0.9%	31.1%	0.0%
Federal solar tax credits	(29.7)%	(39.8)%	(10.1)%
Partnership (income) amortization	28.1%	0.0%	0.0%
Income from bank-owned life insurance	(0.8)%	(3.6)%	(0.9)%
BOLI surrender tax and managed endowment contract penalty	2.3%	0.0%	0.0%
Bargain purchase gain	0.0%	0.0%	(0.9)%
Other, net	0.1%	2.2%	2.3%
Effective tax rate	28.1%	17.0%	17.4%

During the year ended December 31, 2024, the Company recognized $17.3 million in investment tax credits and $18.5 million in proportional amortization expense of its carrying basis in non-public investments, both of which are included in income tax expense in the consolidated statements of income. During the years ended December 31, 2023 and 2022, the Company recognized $5.1 million and $3.8 million in investment tax credits, respectively and no proportional amortization expense of its carrying basis in non-public investments.

The Company’s deferred income tax assets and liabilities at December 31 consist of the following:

	2024	2023

	(in thousands)
Deferred income tax assets:
Allowance for credit loss on loans	$10,891	$9,058
Reserve for off balance sheet commitments	900	1,691
Loan impairment charges	464	478
Director retirement plans	1,305	1,236
Deferred compensation	3,204	1,760
Unrealized loss on securities available for sale	2,567	3,876
Unrecognized pension cost on director pension plan	304	377
Non-accrual interest on loans	291	205
ESOP	356	—
Charitable contributions	3,797	5,363
Tax Credits	8,897	—
Other	52	55
Gross deferred income tax assets	33,028	24,099

Deferred income tax liabilities:
Mortgage servicing rights	(583)	(576)
Depreciation	(1,839)	(1,752)
Unrealized gain on cash flow hedge	—	—
Solar tax credit investment	—	(2,300)
Bargain purchase gain	(307)	(345)
Gross deferred income tax liabilities	(2,729)	(4,973)

Net deferred income tax asset	$30,299	$19,126

Based on the Company’s projected pretax earnings, management believes it is more likely than not that the Company will realize the gross deferred tax assets existing as of December 31, 2024. Therefore, no valuation allowance has been provided. The primary sources of recovery of the gross federal and state deferred tax assets is the expectation that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings. It should be noted, however, that factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income, and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

In the past, the Internal Revenue Code provisions permitted co-operative banks a special bad debt deduction, irrespective of the amounts provided for financial reporting purposes. As a result, the Company's total pre-1988 bad debt reserve for federal income tax purposes approximates $13,806,000 as of December 31, 2024, for which no deferred income tax liabilities have been recognized. Reduction of this amount for purposes other than to absorb bad debt losses would be subject to income taxes.

The Company has not identified any uncertain tax positions requiring accrual or disclosure as of December 31, 2024 and 2023. The Company’s income tax returns are subject to review and examination by federal and state taxing authorities; however, there are currently no examinations for any tax periods in progress. Management of the Company believes it is no longer subject to examination for tax years prior to 2021.

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

Effective January 1, 2020, the federal banking agencies published a final rule on a Community Bank Leverage Ratio (“CBLR”) Framework that provides a simplified measure of capital adequacy for qualified community banking organizations. Management had determined that the Company met the standards to qualify under the CBLR framework and opted into this framework for FDIC call reporting purposes during 2020. Under the CBLR framework, a bank that maintains a CBLR of 9% (defined as Tier 1 capital divided by total average assets) is considered to have satisfied its capital requirements, determined to be well-capitalized, and will no longer be required to calculate risk-based capital ratios. As of December 31, 2023 the Bank met the minimum requirement with a CBLR of 12.5%.

As of December 31, 2024, the Company no longer meets the requirement for the CBLR framework due to its unfunded loan commitments being over 25.00% of its capital for more than two consecutive quarters. As a result, the Company operated under the risk-based framework for the year ended December 31, 2024. Under this framework, quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Common Equity Tier 1 Capital to Risk-Weighted Assets, and Tier 1 Capital to Total Average Assets (as defined in the regulations). Management believes, as of December 31, 2024, that the Company and the Bank meet all capital adequacy requirements to which each is subject.

As of December 31, 2024, the Company and the Bank were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events that management believes have changed the Company’s or the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of the date indicated:

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2024	(Dollars in thousands)

Total Capital	$656,103	14.1%	$372,083	8.0%	$465,104	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	614,156	13.2%	279,063	6.0%	372,083	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	614,156	13.2%	209,297	4.5%	302,318	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	614,156	12.5%	196,435	4.0%	245,544	5.0%
(to Total Average Assets)

The Company’s actual consolidated capital amounts and ratios are presented in the table as of the date indicated:

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2024	(Dollars in thousands)

Total Capital	$814,505	17.4%	$374,650	8.0%	$468,313	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	772,558	16.5%	280,988	6.0%	374,650	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	772,558	16.5%	210,741	4.5%	304,403	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	772,558	15.3%	202,436	4.0%	253,045	5.0%
(to Total Average Assets)

Note 11 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

Off-Balance Sheet Risk – The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, to disburse funds to borrowers on unused construction and land development loans, and to disburse funds on committed but unused lines of credit. These financial agreements involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2024 and 2023, the maximum potential amount of the Company’s obligation was $6.0 million and $7.5 million, respectively, for standby letters of credit. The Company’s outstanding standby letters of credit generally have a term of less than one year. If a standby letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying standby line of credit. If the customer’s standby line of credit is also in default, the Company may take possession of the collateral, if any, securing the standby line of credit.

Financial instruments whose contract amounts represent off-balance sheet credit risk and are not reflected in the Company’s consolidated balance sheets consist of the following at the dates stated:

	December 31, 2024	December 31, 2023

	(in thousands)
Commitments to originate loans	$34,050	$79,191
Unadvanced funds on lines of credit	495,796	490,847
Unadvanced funds on construction loans	416,450	542,893
Letters of credit	6,043	7,471
	$952,339	$1,120,402

Concentrations of Credit Risk – The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale investment securities, loans receivable, BOLI, borrowings, deposits and derivative financial instruments.

Cash and Cash Equivalents – The Company’s cash and due from bank accounts are maintained in high credit quality financial institutions. At times, such amounts on deposit at any one financial institution may be in excess of the FDIC insurance limits. As of December 31, 2024 and 2023, based on bank balances, the Company has deposits of $1.2 million and $842,000 in excess of federal-insured limits, respectively.

As of December 31, 2024 and 2023, the Company has approximately $152.7 million and $182.1 million of uninsured investments in Federal Funds sold, which are obligations of the Federal Reserve, respectively.

AFS Securities – The Company’s AFS securities as of December 31, 2024 consist entirely of debt securities, primarily U.S. Treasury Securities, Corporate Bonds, Municipal Obligations, Agency Mortgage-Backed Obligations and SBA securities. A full summary of the Company’s AFS securities, of approximately $228.2 million and $189.5 million as of December 31, 2024 and 2023, respectively, is presented in Note 2 to these consolidated financial statements.

Loans Receivable – The Company’s most significant group of assets is its loan portfolio of $4.29 billion, which represents approximately 83.3% of total assets. The majority of the Company’s loans, 65.4%, are considered commercial loans, with 24 loans comprising 31.1% of the total loan portfolio, and 28.9% are considered residential real estate loans granted to customers, the majority of which are in the metro-west area of Boston. Most customers are also depositors of the Bank. Of the unused commitments to extend credit as of December 31, 2024, 33.0% is attributable to relationships with 15 borrowers. The concentrations of credit by type of loan are set forth in Note 3 to these consolidated financial statements.

BOLI – The cash surrender values of BOLI policies approximate $102.8 million and $50.5 million as of December 31, 2024 and 2023, and relates to policies maintained with four reputable and sound life insurance companies.

Deposits – As of December 31, 2024 and 2023, total deposits related to the cannabis industry are $395.2 million and $317.4 million, or 9.5% and 9.4%, of total deposits, respectively.

Borrowings – As of December 31, 2024 and 2023, all of the Company’s borrowings, approximating $120.8 million and $283.3 million, which is 2.8% and 3.2% of total liabilities, respectively, are from the FHLB.

Derivative Financial Instruments – The Company’s derivative contracts, including collateral deposits, are held with several financial institution counterparties. The credit risk of the counterparties is reviewed quarterly to ensure liquidity and capital levels are appropriate to not present increased counterparty risk.

Note 12 – Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company records fair value adjustments to certain assets and liabilities and determines fair value disclosures utilizing a definition of the fair value of assets and liabilities that states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is best determined using quoted market prices, however additional considerations are involved to determine the fair value of financial assets in markets that are not active. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available to management. FASB ASC 820, “Fair Value Measurement and Disclosures Topic,” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, and gives the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

AFS securities – Where quoted prices are available in an active market, AFS securities are classified within Level 1 of the valuation hierarchy. Level 1 AFS securities would include highly-liquid government bonds (such as US Treasuries), mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 AFS securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, AFS securities are classified within Level 3 of the valuation hierarchy.

FHLB and FRB stock – The carrying value of restricted FRB and FHLB stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the following table.

Derivative arrangements – The fair values of derivative arrangements are estimated by the Company using a third-party derivative valuation expert who relies on Level 2 inputs, namely interest cash flow models to determine a fair value by calculating a settlement termination value with the counterparty.

Assets measured and reported at estimated fair value on a recurring basis are summarized below:

December 31, 2024	Level 1	Level 2	Level 3	Fair Value

Assets:	(in thousands)
Available-for-sale securities:
U.S. Treasury securities	$69,084	$—	$—	$69,084
U.S. Government agencies	—	9,007	—	9,007
Agency mortgage-backed securities	—	39,184	—	39,184
Agency collateralized mortgage obligations	—	10,833	—	10,833
Corporate bonds	—	75,147	8,898	84,045
Municipal obligations	—	9,806	—	9,806
SBA securities	—	6,246		6,246
Total available-for-sale securities	$69,084	$150,223	$8,898	$228,205

Derivative assets	$—	$27,174	$—	$27,174

Liabilities:
Derivative liabilities	$—	$27,177	$—	$27,177

December 31, 2023	Level 1	Level 2	Level 3	Fair Value

Assets:	(in thousands)
Available-for-sale securities:
U.S. Treasury securities	$64,352	$—	$—	$64,352
Agency mortgage-backed securities	—	11,430	—	11,430
Agency collateralized mortgage obligations	—	2,418	—	2,418
Corporate bonds	—	82,367	9,868	92,235
Municipal obligations	—	19,030	—	19,030
Total available-for-sale securities	$64,352	$115,245	$9,868	$189,465

Derivative assets	$—	$27,769	$—	$27,769

Liabilities:
Derivative liabilities	$—	$27,786	$—	$27,786

During the year ended December 31, 2024, the Company purchased one Level 3 bank holding company subordinated debenture for $1.0 million.  There were no purchases of Level 3 assets during the year ended December 31, 2023. During the year ended December 31, 2024, the Company transferred one Level 3 bank holding company subordinated debenture to Level 2 approximating $2.0 million as it is valued by quoted prices in markets that are not active.  There were no sales or transfers of Level 3 assets during the year ended December 31, 2023. Other than the purchase and transfer noted above, the changes in Level 3 subordinated debentures during the years ended December 31, 2024 and 2023 are attributable to total net gains (losses) included in OCI.

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

The following table summarizes assets measured at fair value on a non-recurring basis:

	December 31, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Collateral-dependent loans	$—	$—	$10,951	$10,951
Mortgage servicing rights	$—	$—	$2,694	$2,694

	December 31, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Collateral-dependent loans	$—	$—	$4,432	$4,432
Mortgage servicing rights	$—	$—	$2,640	$2,640

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023, the significant unobservable inputs used in the fair value measurements were as follows:

	Significant	Significant
	Valuation	Observable	Unobservable
	Technique	Inputs	Inputs
Collateral-dependent (previously known as impaired loans)	Appraisal Value/ Comparison Sales	Appraisals and/or sales of comparable properties	Appraisals discounted 5 to 20% for sales commission, market factors and other holding costs

Mortgage servicing rights	Discounted Cash Flows	Comparable sales	Weighted average discount rate – 12% Constant prepayment rate – 7%

Fair Value of Financial Instruments – The following table includes the estimated fair value of the Company’s financial assets and liabilities. The methodologies for estimating the fair value of financial assets and liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at December 31, 2024 and 2023.

The following tables present the estimated fair values, related carrying amounts, and valuation level of the financial instruments as of the dates stated:

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Financial Assets:
Cash and cash equivalents	$363,855	$363,855	$363,855	$—	$—
Loans receivable, net	4,294,408	4,196,079	—	—	4,196,079
Accrued interest receivable	19,685	19,685	19,685	—	—
FHLB stock	6,728	6,728	—	6,728	—
FRB stock	12,142	12,142	—	12,142	—
Other non-public investments	5,494	5,494	—	—	5,494
BOLI	102,785	102,785	—	102,785	—

Financial Liabilities:
Deposits, other than time deposits	$2,214,372	$2,214,372	$2,214,372	$—	$—
Time deposits	1,963,280	1,964,801	—	1,964,801	—
FHLB Borrowings	120,835	120,778	—	120,778	—

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Financial Assets:
Cash and cash equivalents	$272,591	$272,591	$272,591	$—	$—
Loans receivable, net	3,857,057	3,732,361	—	—	3,732,361
Accrued interest receivable	17,284	17,284	17,284	—	—
FHLB stock	14,558	14,558	—	14,558	—
FRB stock	10,323	10,323	—	10,323	—
Other non-public investments	13,852	13,852	—	—	13,852
BOLI	50,516	50,516	—	50,516	—

Financial Liabilities:
Deposits, other than time deposits	$1,890,313	$1,890,313	$1,890,313	$—	$—
Time deposits	1,497,014	1,495,008	—	1,495,008	—
FHLB Borrowings	283,338	283,172	—	283,172	—

Cash and cash equivalents – The carrying amount approximates fair value for these instruments.

Loans receivable, net – The fair value of performing loans by loan type is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect observable market information incorporating the credit, liquidity, yield and other risks inherent in the loan. The estimate of maturity is based upon the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of the current economic and lending conditions. Fair value for significant non-performing loans is generally based upon recent external appraisals, if collateral dependent. If appraisals are not available or the non-performing loan is not collateral dependent, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discounted rates are judgmentally determined using available market information and specific borrower information.

Accrued interest receivable – The carrying amount approximates fair value for these instruments.

FHLB and FRB Stock – The carrying amount approximates fair value for these instruments.

Non-public investments – Non-public investments are carried at original cost basis or accounted for using the equity method. This approximates fair value as there is no ready market for such investments.

BOLI – BOLI is carried at net cash surrender value of the polices which approximates fair value since that is the approximate liquidation value of these assets.

Deposits – The fair value of deposits with no stated maturity date, such as noninterest-bearing demand deposits, savings, NOW and money market accounts, approximates its the carrying value. The fair value of time deposits is based upon the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

FHLB borrowings – Fair value is estimated based on discounted cash flows using current market rates for borrowings with similar terms.

Note 13 – Derivatives and Hedging Activities

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

During September 2021, the Company terminated these last of layer hedges by paying out $2.2 million to the respective third parties. These fees were capitalized into loans receivable and are being amortized against loan income over the contractual lives of the remaining designated residential loans. The unamortized amount of this cost basis adjustment is $906,000 and $1.0 million at December 31, 2024 and 2023, respectively.

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

As of December 31, 2024 and 2023, the Company had 67 and 52 interest rate swap agreements with an aggregate notional amount of $429.9 million and $338.6 million related to this program, respectively.

Risk Participation Agreements (“RPAs”) –RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. Under the terms of these agreements, the “participating bank” receives a fee from the “lead bank” in exchange for the guarantee of reimbursement if the customer defaults on an interest rate swap. The interest rate swap is transacted such that any and all exchanges of interest payments (favorable and unfavorable) are made between the lead bank and the customer. In the event that an early termination of the swap occurs, and the customer is unable to make a required close out payment, the participating bank assumes that obligation and is required to make this payment. RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivable from the customer. As of December 31, 2024, the Company had 17 RPAs with an aggregate notional amount of $44.9 million related to this program compared to 16 RPAs with an aggregate notional amount of $44.5 million as of December 31, 2023. These RPAs all represent “participations-in” and generally have terms ranging from five to ten years.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet – The table below presents the fair value of the Company’s derivative financial instruments not designated as hedging instruments, as well as their classification on the consolidated balance sheets as of the dates stated:

	Asset	Liability
	Derivatives (1)	Derivatives (2)

December 31, 2024	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate products	$27,174	$27,174
RPA credit contracts	—	3
Total derivatives not designated as hedging instruments	$27,174	$27,177

December 31, 2023
Derivatives not designated as hedging instruments:
Interest rate products	$27,769	$27,769
RPA credit contracts	—	17
Total derivatives not designated as hedging instruments	$27,769	$27,786
(1)	Recorded in prepaid expenses and other assets on the consolidated balance sheets
(2)	Recorded in accrued expenses and other liabilities on the consolidated balance sheets

Swap contract fees, net of brokerage costs, recognized in earnings on the above noted interest rate products and RPA contracts approximated $1.6 million, $2.2 million and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

In order to mitigate counterparty default risk in conjunction with these interest rate products and RPAs, the Company was required to maintain collateral deposit accounts with the counterparties to these agreements in amounts of $9.1 million at December 31, 2024 and 2023.

Note 14 – Other Comprehensive Income (Loss)

U.S. GAAP generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are as follows for the periods indicated:

	For the Year Ended
	December 31, 2024			December 31, 2023			December 31, 2022

	(In thousands)
	Pre-Tax	Tax (Expense)	After-Tax	Pre-Tax	Tax (Expense)	After-Tax	Pre-Tax	Tax (Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount

Change in fair value of available-for-sale securities	$6,717	$(1,834)	$4,883	$3,740	$(929)	$2,811	$(17,657)	$4,557	$(13,100)
Less: Reclassification adjustment for realized gains (losses) in net income	(1,867)	525	(1,342)	—	—	—	—	—	—
Net change in fair value of available-for-sale securities	4,850	(1,309)	3,541	3,740	(929)	2,811	(17,657)	4,557	(13,100)

Change in unrecognized pension losses from director pension plan:
Net actuarial gains (losses) arising during the year	119	(33)	86	(244)	69	(175)	30	(8)	22
New prior service costs related to plan amendments	—	—	—	(430)	123	(307)	(372)	104	(268)
Less: Reclassification adjustments into net periodic pension cost:
Amortization of prior service costs	57	(16)	41	487	(139)	348	57	(16)	41
Amortization of net actuarial losses	86	(24)	62	81	(23)	58	85	(24)	61
Net change in other comprehensive income for director pension plan	262	(73)	189	(106)	30	(76)	(200)	56	(144)

Change in fair value of cash flow hedge	—	—	—	(321)	90	(231)	1,548	(433)	1,115
Net change in fair value of cash flow hedge, net of tax	—	—	—	(321)	90	(231)	1,548	(433)	1,115

Total other comprehensive income (loss)	$5,112	$(1,382)	$3,730	$3,313	$(809)	$2,504	$(16,309)	$4,180	$(12,129)

The following table presents the components of accumulated other comprehensive loss as of the dates stated:

	As of
	December 31, 2024	December 31, 2023	December 31, 2022

	(In thousands)

Net unrealized holding losses on available-for-sale securities, net of tax	$(7,387)	$(10,928)	$(13,739)
Net unrealized losses cash flow hedge, net of tax	—	—	231
Unrecognized director pension plan benefits, net of tax	(780)	(969)	(893)
Total accumulated other comprehensive loss	$(8,167)	$(11,897)	$(14,401)

Note 15 – Transactions with Officers and Directors

The Company has, and expects to have in the future, related party transactions in the ordinary course of business. The transactions include, but are not limited to, lending activities and deposit services with directors and executive officers of the Company and their affiliates. Based on the Company’s assessment, such transactions are consistent with prudent banking practices and are within applicable banking regulations. During the years ended December 31, 2024 and 2023, no such transactions involved amounts in excess of 5% of the Company’s total shareholders’ equity.

Note 16 – Earnings Per Share (“EPS”)

Basic EPS represents net income available to common shareholders divided by the weighted-average number of common shares outstanding during the year.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the Company. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the year, plus the effect of potential dilutive common share equivalents computed using the treasury stock method.

There were no securities that had a dilutive effect during the years ended December 31, 2024, 2023 and 2022, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. For the years ended December 31, 2024, 2023 and 2022, there were no anti-dilutive shares. Earnings per share data is not applicable for the year ended December 31, 2022 as the Company had no shares outstanding.

	For the Year Ended December 31,
	2024	2023	2022

	(Dollars in thousands, except per share data)

Net income applicable to common shares	$42,149	$9,825	$	N/A

Average number of common shares outstanding	42,705,729	42,705,729		N/A
Less: average unallocated ESOP shares	(3,315,900)	(687,500)		N/A
Average number of common shares outstanding used to calculate basic and diluted EPS	39,389,829	42,018,229		N/A
Earnings per common share:
Basic and diluted	$1.07	$0.23	$	N/A

Note 17 – Parent Company Only Financial Information

The following information presents the condensed balance sheets of NB Bancorp, Inc. as of the dates stated:

	December 31,	December 31,
	2024	2023

Assets	(in thousands)
Cash and cash equivalents	$149,732	$207,685
Investment in consolidated subsidiary	606,765	576,480
Other assets	8,670	—
Total assets	765,167	784,165
Liabilities and Shareholders' Equity
Accrued expenses and other liabilities	—	26,206
Shareholders' equity	765,167	757,959
Total liabilities and shareholders' equity	$765,167	$784,165

The following information presents the statements of income of NB Bancorp, Inc. for the periods stated:

	Year ended
	December 31,	December 31,
	2024	2023

Interest income	(in thousands)
Interest on ESOP loan	$3,878	$—
Interest on cash	7,267	233
Total interest income	11,145	233
Charitable contribution expense	—	19,082
General and administrative expense	375	30
Income (loss) before income taxes and equity in undistributed net income of subsidiary	10,770	(18,879)
Income taxes	(3,024)	5,318
Income (loss) before equity in undistributed net income of subsidiary	7,746	(13,561)
Equity in undistributed net income of subsidiary	34,403	23,386
Net income	$42,149	$9,825

The following information presents the statements of cash flow of NB Bancorp, Inc. for the periods stated:

	Year ended
	December 31,	December 31,
	2024	2023

Cash flows from operating activities:	(in thousands)
Net income	$42,149	$9,825
Adjustments to reconcile net income to net cash used in operating activities:
Changes in other assets	(8,670)	—
Changes in accrued expense and other liabilities	(26,206)	26,206
ESOP Expense	2,800	—
Equity in undistributed net income of subsidiary	(34,403)	(23,386)
Net cash provided by (used in) operating activities	(24,330)	12,645
Cash flows from investing activities:
ESOP share purchases	(33,397)	(13,774)
Investment in Needham Bank	—	(208,643)
Net cash used in investing activities	(33,397)	(222,417)
Cash flows from financing activities:
Net proceeds (costs) from stock offering and issuance of common shares	(226)	417,457
Net cash provided by (used in) financing activities:	(226)	417,457
Net increase (decrease) in cash and cash equivalents	(57,953)	207,685
Cash and cash equivalents at beginning of the period	207,685	—
Cash and cash equivalents at end of the period	$149,732	$207,685

Note 18 – Litigation Matters

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, at December 31, 2024, will not have a material effect on the Company’s consolidated financial statements.

Note 19 – Employee Retention Tax Credit Claims

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

Note 20 – Variable Interest Entities (“VIE”)

The Company makes equity investments in various entities that are considered VIEs, as defined by U.S. GAAP. A VIE typically does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The Company’s variable interest arises from contractual, ownership or other monetary interests in the entity, which change with fluctuations in the fair value of the entity's net assets. The Company consolidates a VIE if it is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary of a VIE if its variable interest provides it with the power to direct the activities that most significantly impact the VIE and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to the VIE. To determine whether or not a variable interest held could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE. The Company assesses whether or not it is the primary beneficiary of a VIE on an ongoing basis.

Unconsolidated Variable Interest Entities

LIHTC Partnerships

Through designated wholly-owned subsidiaries, the Company makes equity investments as a limited partner in various partnerships that sponsor affordable housing projects utilizing the LIHTC. The purpose of these investments is to achieve a satisfactory return on capital and to support the Company’s community reinvestment initiatives. LIHTC partnerships are managed by unrelated general partners that have the power to direct the activities which most significantly affect the performance of the partnerships. The Company is therefore not the primary beneficiary of any LIHTC partnerships. Accordingly, the Company does not consolidate these VIEs and accounts for these investments in non-public investments on the consolidated balance sheets.

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

Note 21 – Recently Issued Accounting Pronouncements

Relevant standards that were adopted during the year ended December 31, 2024:

In November 2023, the FASB amended ASU 2023-07, “Segment Reporting (Topic 280)” to improve disclosures about a public entity's reportable segments and provide more detailed information about a reportable segment's expense. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.

In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (“LIBOR”) would cease being published. In 2021, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023.

To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU 2022-06 is effective for all entities upon issuance. The adoption of ASU 2022-06 did not have a material impact on the Company’s consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The adoption of ASU 2022-03 did not have a material impact on the Company’s consolidated financial statements.

Relevant standards that were recently issued but not yet adopted as of December 31, 2024:

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Sub Topic 220-40): Disaggregation of Income Statement Expenses”. ASU 2024-03 improves disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). ASU 20240-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The adoption of ASU 2024-03 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to improve the transparency of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect the adoption of ASU 2023-09 to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.      Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out as of December 31, 2024 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report.  The Company's Chief Executive Officer and Chief Financial Officer concluded that based on their evaluation at December 31, 2024, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)      Report of Management on Internal Control over Financial Reporting:  The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2024 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements are prevented or timely detected.

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

This Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting because the Company is an emerging growth company. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Form 10-K.

(c)      Changes in Internal Controls: There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.      Other Information

During the quarter ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 9C.      Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10.      Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the Company’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders (the “Proxy Statement”) that will be filed with the SEC within 120 days following the fiscal year end December 31, 2024 under the captions “Corporate Governance,” “Proposal 1 – Election of Directors – Executive Compensation,” and “Stock Ownership.”

Insider Trading Policies and Procedures

The Company has an insider trading policy governing the purchase, sale and other disposition of the NB Bancorp's securities that applies to all personnel of the Company and its subsidiaries, including directors, officers, employees and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of the Company's insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11.      Executive Compensation

The information called for by this item is incorporated herein by reference to the material under the captions “Proposal I – Election of Directors – Executive Compensation” in the Proxy Statement.

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

PART IV

ITEM 15.      Exhibits and Financial Statement Schedules

(a)(1)Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of December 31, 2024 and 2023

(C)	Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022

(E)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022

(G)	Notes to Consolidated Financial Statements.

(a)(2)Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)Exhibits

3.1	Articles of Incorporation of NB Bancorp, Inc. (1)

3.2	Bylaws of NB Bancorp (1)

4	Form of Common Stock Certificate of NB Bancorp (1)

4.2	Description of NB Bancorp, Inc. Common Stock (5)

10.1	Employment Agreement between Needham Bank and Joe Campanelli (1)

10.2	Employment Agreement between Needham Bank and Salvatore Rinaldi (1)

10.3	Needham Bank Nonqualified Deferred Compensation Plan (1)

10.4	Needham Bank Nonqualified Deferred Compensation Plan for Officers (1)(4)

10.5	Needham Bank Long-Term Incentive Plan (1)

10.6	Needham Bank Amended and Restated Director Retirement Plan(1)(4)

10.7	Change in Control Agreement with JP Lapointe (2)

10.8	Change in Control Agreement with Christine Roberts (3)

19	Insider Trading Policy and Procedures

21	Subsidiaries (1)

23.1	Consent of Elliott Davis, LLC, Independent Registered Public Accounting Firm

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	NB Bancorp, Inc. Clawback Policy (5)
(1)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-272567), filed June 9, 2023.
(2)	Incorporated by reference to the Current Report on Form 8-K filed on February 6, 2024.
(3)	Incorporated by reference to the Current Report on Form 8-K filed on January 6, 2025.
(4)	Amended by reference to the Current Report on Form 8-K filed on January 28, 2025
(5)	Incorporated by reference to the Annual Report on Form 10-K filed on March 28, 2024.

ITEM 16.      Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NB BANCORP, INC.

Date: March 7, 2025	By:	/s/ Joseph P. Campanelli
Joseph P. Campanelli President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joseph P. Campanelli	Director, Chairman, President and Chief Executive	March 7, 2025
Joseph P. Campanelli	Officer and (Principal Executive Officer)

/s/ Jean-Pierre Lapointe	Executive Vice President and Chief Financial	March 7, 2025
Jean-Pierre Lapointe	Officer (Principal Financial Officer)

/s/ Paul Ayoub	Director	March 7, 2025
Paul Ayoub

/s/ William Darcey	Director	March 7, 2025
William Darcey

/s/ Susan Elliott	Director	March 7, 2025
Susan Elliott

/s/ Angela D. Jackson	Director	March 7, 2025
Angela D. Jackson

/s/ Christopher Lynch	Director	March 7, 2025
Christopher Lynch

/s/ Kenneth Montgomery	Director	March 7, 2025
Kenneth Montgomery

/s/ Joseph R. Nolan, Jr.	Director	March 7, 2025
Joseph R. Nolan, Jr.

/s/ Francis X. Orfanello	Director	March 7, 2025
Francis X. Orfanello

/s/ Hope E. Pascucci	Director	March 7, 2025
Hope E. Pascucci

/s/ Muhammad Raza	Director	March 7, 2025
Muhammad Raza

/s/ Mark Whalen	Director	March 7, 2025
Mark Whalen