Form 10-Q
period 2025-03-31
NB Bancorp, Inc.
filed 2025-05-09
CIK 1979330

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, 40,570,443 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

NB Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

NB Bancorp, Inc.
Consolidated Balance Sheets
March 31, 2025 (Unaudited) and December 31, 2024
(in thousands except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Cash and due from banks	$201,140	$211,166
Federal funds sold	112,306	152,689
Total cash and cash equivalents	313,446	363,855

Available-for-sale securities, at fair value	234,680	228,205

Loans receivable, net of deferred fees	4,464,500	4,333,152
Allowance for credit losses	(38,338)	(38,744)
Net loans	4,426,162	4,294,408

Accrued interest receivable	19,533	19,685
Banking premises and equipment, net	34,069	34,654
Non-public investments	24,710	24,364
Bank-owned life insurance ("BOLI")	103,688	102,785
Prepaid expenses and other assets	56,150	59,482
Deferred income tax asset, net	29,719	30,299
Total assets	$5,242,157	$5,157,737

Liabilities and shareholders' equity

Deposits
Core deposits	$4,017,378	$3,867,846
Brokered deposits	309,239	309,806
Total deposits	4,326,617	4,177,652
Mortgagors' escrow accounts	4,464	4,549
FHLB borrowings	90,835	120,835
Accrued expenses and other liabilities	60,344	65,708
Accrued retirement liabilities	20,286	23,826
Total liabilities	4,502,546	4,392,570

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized; 40,570,443 and 42,705,729
shares issued and outstanding at March 31, 2025 and December 31, 2024 respectively	406	427
Additional paid-in capital	376,773	417,247
Unallocated common shares held by the Employee Stock Ownership Plan ("ESOP")	(44,231)	(44,813)
Retained earnings	413,128	400,473
Accumulated other comprehensive loss	(6,465)	(8,167)
Total shareholders' equity	739,611	765,167
Total liabilities and shareholders' equity	$5,242,157	$5,157,737

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Income
(Unaudited - Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$71,440	$64,000
Interest on securities	2,290	1,279
Interest and dividends on cash equivalents and other	3,121	2,914
Total interest and dividend income	76,851	68,193

INTEREST EXPENSE
Interest on deposits	32,239	28,217
Interest on borrowings	1,086	1,343
Total interest expense	33,325	29,560

NET INTEREST INCOME	43,526	38,633

PROVISION FOR CREDIT LOSSES
Provision for credit losses - loans	947	3,890
Provision for credit losses - unfunded commitments	211	539
Total provision for credit losses	1,158	4,429

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	42,368	34,204

NONINTEREST INCOME
Customer service fees	2,558	1,880
Increase in cash surrender value of BOLI	1,031	401
Mortgage banking income	176	110
Swap contract income	88	487
Other income	8	623
Total noninterest income	3,861	3,501

NONINTEREST EXPENSE
Salaries and employee benefits	19,149	17,560
Director and professional service fees	2,148	1,908
Occupancy and equipment expenses	1,580	1,336
Data processing expenses	2,765	1,995
Marketing and charitable contribution expenses	846	742
FDIC and state insurance assessments	813	361
General and administrative expenses	1,359	1,663
Total noninterest expense	28,660	25,565

INCOME BEFORE TAXES	17,569	12,140

INCOME TAX EXPENSE	4,914	3,439

NET INCOME	$12,655	$8,701

Weighted average common shares outstanding, basic	38,755,746	39,689,644
Weighted average common shares outstanding, diluted	38,755,746	39,689,644
Earnings per share, basic	$0.33	$0.22
Earnings per share, diluted	$0.33	$0.22

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited - Dollars in thousands)

	For the Three Months Ended
	March 31,
	2025	2024
NET INCOME	$12,655	$8,701

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net change in fair value of available-for-sale securities	1,702	212
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX:	1,702	212
TOTAL COMPREHENSIVE INCOME, NET OF TAX	$14,357	$8,913

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited - Dollars in thousands)

	For the Three Months Ended
	Shares of			Unallocated		Accumulated
	Common		Additional	Common		Other
	Stock		Paid-In	Stock Held by	Retained	Comprehensive
	Outstanding	Common Stock	Capital	ESOP	Earnings	Income (Loss)	Total
Balance, December 31, 2023	42,705,729	$427	$417,030	$(13,774)	$366,173	$(11,897)	$757,959
Net income	—	—	—	—	8,701	—	8,701
Other comprehensive income, net of tax	—	—	—	—	—	212	212
Costs from stock offering and issuance of common shares	—	—	(225)	—	—	—	(225)
Purchase of common shares held by ESOP (2,416,458 shares)	—	—	—	(33,397)	—	—	(33,397)
ESOP shares committed to be released (42,121 shares)	—	—	7	581	—	—	588
Balance, March 31, 2024	42,705,729	$427	$416,812	$(46,590)	$374,874	$(11,685)	$733,838

Balance, December 31, 2024	42,705,729	$427	$417,247	$(44,813)	$400,473	$(8,167)	$765,167
Net income	—	—	—	—	12,655	—	12,655
Other comprehensive income, net of tax	—	—	—	—	—	1,702	1,702
Repurchase of common shares under share repurchase plan (2,135,286 shares)	(2,135,286)	(21)	(40,675)	—	—	—	(40,696)
ESOP shares committed to be released (42,121 shares)	—	—	201	582	—	—	783
Balance, March 31, 2025	40,570,443	$406	$376,773	$(44,231)	$413,128	$(6,465)	$739,611

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited - Dollars in thousands)

	For the Three Months Ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,655	$8,701
Adjustments to reconcile net income to net cash from operating activities:
Net amortization (accretion) of available-for-sale securities	41	(45)
Amortization of core deposit intangible	37	37
Provision for credit losses	1,158	4,429
Loan hedge fair value adjustments, net	39	27
Change in net deferred loan origination fees	233	261
Mortgage loans originated for sale	(340)	—
Proceeds from sale of mortgage loans held for sale	1,384	—
Gain on sale of mortgage loans	(27)	—
Depreciation and amortization expense	693	695
Gain from BOLI death benefit	(25)	—
Increase in cash surrender values of BOLI	(1,006)	(401)
Deferred income tax benefit	(9)	(9)
ESOP expense	783	588
Changes in operating assets and liabilities:
Accrued interest receivable	152	(559)
Prepaid expenses and other assets	3,295	(3,045)
Accrued expenses and other liabilities	(5,575)	(22,040)
Accrued retirement liabilities	(3,540)	(46)

NET CASH (PROVIDED BY) USED IN OPERATING ACTIVITIES	9,948	(11,407)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and purchases, net of repayments	(134,195)	(67,574)
Purchases of available-for-sale securities	(12,808)	(23,860)
Proceeds from maturities, calls and paydowns of available-for-sale securities	8,583	6,496
Recoveries of loans previously charged off	205	136
Net change in non-public investments	(346)	10,438
Proceeds from BOLI death benefit	128	—
Purchases of banking premises and equipment	(108)	(270)

NET CASH USED IN INVESTING ACTIVITIES	(138,541)	(74,634)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	148,965	384,533
Net costs from stock offering and issuance of common shares	—	(225)
Purchase of common shares held by ESOP	—	(33,397)
Repurchase of common shares under share repurchase plan	(40,696)	—
Net change in mortgagors' escrow accounts	(85)	71
Decrease in FHLB borrowings, net	(30,000)	(222,501)

NET CASH PROVIDED BY FINANCING ACTIVITIES	78,184	128,481

NET CHANGE IN CASH AND CASH EQUIVALENTS	(50,409)	42,440

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	363,855	272,591

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$313,446	$315,031

Supplemental disclosure of cash paid during the period for:
Interest	$36,621	$30,334
Income taxes	2,150	2,020

Supplemental disclosure of non-cash transactions:
Unrealized gains on available-for-sale securities	$2,291	$295
Mortgage loans transferred to loans held for sale	1,017	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Corporate Structure and Nature of Operations; Basis of Presentation

Corporate Structure and Nature of Operations

NB Bancorp, Inc., a Maryland corporation (the “Company”) (referred to herein as the “Company," “we,” “us,” or “our”), is a bank holding company. Through its wholly-owned subsidiary, Needham Bank (the “Bank”), the Company provides a variety of banking services, through its full-service bank branches, located primarily in eastern Massachusetts.

The activities of the Company are subject to the regulatory supervision of the Board of Governors of the Federal Reserve System. The activities of the Bank are subject to the regulatory supervision of the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation (“FDIC”). The Company and the activities of the Bank and its subsidiaries are also subject to various Massachusetts business and banking-related regulations.

Basis of Presentation

The Company’s Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) as set forth by the Financial Accounting Standards Board (“FASB”) and its Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) as well as the rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under the authority of federal securities laws.

The Consolidated Financial Statements of the Company include the balances and results of operations of the Company and the Bank, its wholly-owned subsidiary, as well as the Bank’s wholly-owned subsidiaries, Needco-op Investment Corporation, Inc., 1892 Investments LLC and Eaton Square Realty LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis and had no effect on shareholders’ equity or net income.

The accompanying Consolidated Balance Sheet as of March 31, 2025, the Consolidated Statements of Income, of Comprehensive Income, of Changes in Shareholders’ Equity and of Cash Flows for the three months ended March 31, 2025 and 2024 are unaudited. The Consolidated Balance Sheet as of December 31, 2024 was derived from the Audited Consolidated Financial Statements as of that date. The interim Consolidated Financial Statements and the accompanying notes should be read in conjunction with the annual Consolidated Financial Statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC. In the opinion of management, the Company’s Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim period, or any future year or period.

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

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

In preparing the Consolidated Financial Statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income and expenses for the periods reported. Actual results could differ from those estimates based on changing conditions, including economic conditions and future events. Material estimates that are particularly susceptible to change relate to the determination of the allowance for credit losses, valuation and fair value measurements, the liabilities for benefit obligations (particularly pensions) and the provision for income taxes.

Recent Accounting Pronouncements

Relevant standards that were recently issued but not yet adopted as of March 31, 2025:

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

Securities have been classified on the consolidated balance sheets according to management’s intent. The following tables summarize the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses at the dates indicated:

	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gain	Loss	Credit Losses	Fair Value

March 31, 2025	(in thousands)
Available-for-Sale Debt Securities:
U.S. Treasury securities	$72,396	$214	$(279)	$—	$72,331
U.S. Government agencies	9,003	7	—	—	9,010
Agency mortgage-backed securities	44,973	31	(2,216)	—	42,788
Agency collateralized mortgage obligations	10,463	133	(177)	—	10,419
Corporate bonds	91,711	176	(5,269)	—	86,618
Municipal obligations	7,592	—	(219)	—	7,373
SBA securities	6,205	—	(64)	—	6,141
Total	$242,343	$561	$(8,224)	$—	$234,680

	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gain	Loss	Credit Losses	Fair Value

December 31, 2024	(in thousands)
Available-for-Sale Debt Securities:
U.S. Treasury securities	$69,469	$104	$(489)	$—	$69,084
U.S. Government agencies	9,005	9	(7)	—	9,007
Agency mortgage-backed securities	42,083	—	(2,899)	—	39,184
Agency collateralized mortgage obligations	10,993	147	(307)	—	10,833
Corporate bonds	90,219	163	(6,337)	—	84,045
Municipal obligations	10,092	—	(286)	—	9,806
SBA securities	6,298	2	(54)	—	6,246
Total	$238,159	$425	$(10,379)	$—	$228,205

The Company did not record a provision for estimated credit losses on any available-for-sale securities for the three months ended March 31, 2025 and 2024. Excluded from the table above is accrued interest on available-for-sale securities of $1.8 million and $1.6 million at March 31, 2025 and December 31, 2024, respectively, which is included within accrued interest receivable on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on available-for-sale securities for the three months ended March 31, 2025 and 2024. No securities held by the Company were delinquent on contractual payments at March 31, 2025 or December 31, 2024, nor were any securities placed on non-accrual status for the three months ended March 31, 2025 and 2024.

The following is a summary of actual maturities of certain available-for-sale securities as of March 31, 2025. The amortized cost and fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Agency mortgage-backed securities and collateralized mortgage obligations are presented as separate lines as paydowns are expected to occur before contractual maturity dates.

	Available-for-Sale
	Amortized Cost	Fair Value

	(in thousands)

Within one year	$45,589	$45,386
Over one year to five years	92,124	90,652
Over five years to ten years	49,194	45,435
	186,907	181,473
Agency mortgage-backed securities	44,973	42,788
Agency collateralized mortgage obligations	10,463	10,419
	$242,343	$234,680

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of available-for-sale securities during the three months ended March 31, 2025 and 2024.

There were no available-for-sale securities pledged to secure borrowings as of March 31, 2025 and December 31, 2024.

The following tables present fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated.

		Less than 12 Months		12 Months or More		Total

		(Dollars in thousands)
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2025	Number of Securities	Losses	Value	Losses	Value	Losses	Value
U. S. Treasuries	8	$(15)	$11,027	$(264)	$6,724	$(279)	$17,751
Agency mortgage-backed securities	18	(724)	30,347	(1,492)	8,998	(2,216)	39,345
Agency collateralized mortgage obligations	3	(175)	8,184	(2)	90	(177)	8,274
Corporate bonds	31	(1,257)	9,243	(4,012)	70,699	(5,269)	79,942
Municipal obligations	6	—	—	(219)	7,373	(219)	7,373
SBA securities	4	(64)	6,141	—	—	(64)	6,141
Total	70	$(2,235)	$64,942	$(5,989)	$93,884	$(8,224)	$158,826

		Less than 12 Months		12 Months or More		Total

		(Dollars in thousands)
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2024	Number of Securities	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	18	$(152)	$35,388	$(337)	$6,646	$(489)	$42,034
U.S. Government Agencies	2	(7)	4,999	—	—	(7)	4,999
Agency mortgage-backed securities	17	(1,196)	30,229	(1,703)	8,955	(2,899)	39,184
Agency collateralized mortgage obligations	3	(304)	8,265	(3)	113	(307)	8,378
Corporate bonds	29	(1,250)	8,748	(5,087)	69,134	(6,337)	77,882
Municipal obligations	6	—	—	(286)	7,306	(286)	7,306
SBA securities	3	(54)	4,722	—	—	(54)	4,722
Total	78	$(2,963)	$92,351	$(7,416)	$92,154	$(10,379)	$184,505

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Included in corporate bonds are investments in senior and subordinated debt of banks and bank holding companies, some of which do not have investment ratings.

At March 31, 2025, available-for-sale debt securities had unrealized losses with aggregate depreciation of 4.9% from the Company’s amortized cost basis. These unrealized losses relate to changes in market interest rates since acquiring the securities. As management has the intent and ability to hold available-for-sale debt securities until maturity or cost recovery, no allowance for credit losses on securities is deemed necessary as of March 31, 2025 and December 31, 2024.

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

Management’s determination of the adequacy of the ACL under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326 – Financial Instruments – Credit Losses is based on an evaluation of the composition of the loan portfolio, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors.

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

Qualitative adjustments to quantitative loss factors, either negative or positive, may include considerations of economic conditions, volume and severity of past due loans, value of underlying collateral, experience, depth, and ability of management, and concentrations of credit. The Company made no significant changes to loss factors, assumptions nor qualitative factors within the CECL model during the three months ended March 31, 2025.

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

Loans consist of the following as of the dates stated:

	March 31, 2025		December 31, 2024

	Amount	Percent	Amount	Percent

	(Dollars in thousands)

One-to-four-family residential	$1,118,611	25.02%	$1,130,791	26.06%
Home equity	126,718	2.83%	124,041	2.86%
Total residential real estate	1,245,329	27.85%	1,254,832	28.92%

Commercial real estate	1,375,980	30.78%	1,363,394	31.42%
Multi-family residential	341,619	7.64%	333,047	7.67%
Total commercial real estate	1,717,599	38.42%	1,696,441	39.09%
Construction and land development	646,343	14.46%	583,809	13.45%
Commercial and industrial	609,458	13.63%	559,828	12.90%
Total commercial	2,973,400	66.51%	2,840,078	65.44%

Consumer, net of premium/discount	252,320	5.64%	244,558	5.64%

Total loans	4,471,049	100.00%	4,339,468	100.00%
Deferred fees, net	(6,549)		(6,316)
Allowance for credit losses	(38,338)		(38,744)
Net loans	$4,426,162		$4,294,408

Included in the above are approximately $454.3 million and $459.6 million in loans to borrowers in the cannabis industry at March 31, 2025 and December 31, 2024, respectively. Of that total, $320.3 million and $321.9 million were direct loans to cannabis companies and were collateralized by real estate at March 31, 2025 and December 31, 2024, respectively.

During the three months ended March 31, 2025 and 2024, the Company purchased approximately $14.4 million and $5.5 million of consumer loan pools, respectively. The loans purchased during the three months ended March 31, 2025 included loan pools collateralized by automobiles. The loans purchased during the three months ended March 31, 2024 included loan pools collateralized by boats, recreational vehicles and automobiles.

The outstanding balances of these consumer purchased loan pools, shown net of premium (discount) are as follows as of the dates stated:

	March 31, 2025
	Gross Loan	Premium (Discount)	Net Loan

	(in thousands)

Student loans	$6,433	$38	$6,471
Boat and RV loans	46,134	1,064	47,198
Automobile loans	61,796	—	61,796
Solar panel loans	53,467	(4,974)	48,493
Home improvement loans	42,486	(14)	42,472
Total	$210,316	$(3,886)	$206,430

	December 31, 2024
	Gross Loan	Premium (Discount)	Net Loan

	(in thousands)

Student loans	$6,954	$42	$6,996
Boat and RV loans	48,147	1,136	49,283
Automobile loans	52,092	—	52,092
Solar panel loans	55,400	(5,073)	50,327
Home improvement loans	44,458	(15)	44,443
Total	$207,051	$(3,910)	$203,141

The carrying value of loans pledged to secure advances from the FHLB were $1.25 billion and $1.24 billion as of March 31, 2025 and December 31, 2024, respectively.

The following table presents the aging of the amortized cost of loans receivable by loan category as of the date stated:

	March 31, 2025
		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans

	(in thousands)
Real estate loans:
One-to-four-family residential	$1,111,164	$4,404	$—	$—	$3,043	$1,118,611
Home equity	125,266	295	—	—	1,157	126,718
Commercial real estate	1,369,023	3,802	2,314	—	841	1,375,980
Multi-family residential	341,619	—	—	—	—	341,619
Construction and land development	646,333	—	—	—	10	646,343
Commercial and industrial	599,960	4,738	200	—	4,560	609,458
Consumer	246,048	3,247	1,264	—	1,761	252,320
Total	$4,439,413	$16,486	$3,778	$—	$11,372	$4,471,049

	December 31, 2024
		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans

	(in thousands)
Real estate loans:
One-to-four-family residential	$1,124,762	$2,363	$736	$—	$2,930	$1,130,791
Home equity	122,812	100	171	—	958	124,041
Commercial real estate	1,355,064	5,325	—	—	3,005	1,363,394
Multi-family residential	332,740	307	—	—	—	333,047
Construction and land development	583,435	364	—	—	10	583,809
Commercial and industrial	550,353	4,907	10	—	4,558	559,828
Consumer	236,801	3,725	1,637	—	2,395	244,558
Total	$4,305,967	$17,091	$2,554	$—	$13,856	$4,339,468

The following table presents the amortized cost of nonaccrual loans receivable by loan category as of the dates stated:

	March 31, 2025			December 31, 2024
	Nonaccrual	Nonaccrual	Total	Nonaccrual	Nonaccrual	Total
	Loans with	Loans with	Nonaccrual	Loans with	Loans with	Nonaccrual
	No ACL	an ACL	Loans	No ACL	an ACL	Loans

	(In thousands)
Real estate loans:
One-to-four-family residential	$3,043	$—	$3,043	$2,930	$—	$2,930
Home equity	1,157	—	1,157	958	—	958
Commercial real estate	841	—	841	3,005	—	3,005
Construction and land development	10	—	10	10	—	10
Commercial and industrial	456	4,104	4,560	454	4,104	4,558
Consumer	1,761	—	1,761	2,394	1	2,395
Total	$7,268	$4,104	$11,372	$9,751	$4,105	$13,856

During the three months ended March 31, 2025 and 2024, the Company reversed $378,000 and $159,000 of interest income for loans that were placed on non-accrual respectively.

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

Loans rated 7: Loans in this category are considered “substandard”. Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected. Non-accrual residential real estate and commercial loans are downgraded to a substandard risk rating.

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

The following table presents the amortized cost of loans receivable by internal risk grade by year of origination as of March 31, 2025. Also presented are current period gross charge-offs by loan type and vintage year for the three months ended March 31, 2025:

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
One-to-Four-Family Residential
Grade:
Pass	1-5	$19,760	$94,956	$142,524	$261,580	$241,329	$327,577	$27,466	$1,115,192
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	244	2,935	240	3,419
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$19,760	$94,956	$142,524	$261,580	$241,573	$330,512	$27,706	$1,118,611
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Home Equity
Grade:
Pass	1-5	$—	$—	$245	$—	$—	$—	$125,316	$125,561
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	1,157	1,157
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$245	$—	$—	$—	$126,473	$126,718
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Grade:
Pass	1-5	$10,364	$116,260	$398,181	$363,575	$68,159	$335,272	$66,245	$1,358,056
Special Mention	6	—	—	—	1,391	2,646	13,046	—	17,083
Substandard	7	—	—	—	467	—	374	—	841
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$10,364	$116,260	$398,181	$365,433	$70,805	$348,692	$66,245	$1,375,980
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Multi-Family
Grade:
Pass	1-5	$5,500	$6,090	$5,668	$212,361	$21,651	$84,742	$5,607	$341,619
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$5,500	$6,090	$5,668	$212,361	$21,651	$84,742	$5,607	$341,619
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Grade:
Pass	1-5	$1,472	$174,697	$309,905	$95,361	$15,361	$4,546	$44,991	$646,333
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$1,472	$174,697	$309,905	$95,361	$15,361	$4,556	$44,991	$646,343
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade:
Pass	1-5	$2,524	$37,326	$68,295	$62,274	$38,439	$20,328	$366,529	$595,715
Special Mention	6	—	—	—	502	2,790	981	425	4,698
Substandard	7	—	—	—	—	—	4,550	4,495	9,045
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$2,524	$37,326	$68,295	$62,776	$41,229	$25,859	$371,449	$609,458
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		9,316	66,157	18,959	56,308	61,176	37,519	2,885	252,320
Total		$9,316	$66,157	$18,959	$56,308	$61,176	$37,519	$2,885	$252,320
Current period gross charge-offs		$—	$—	$180	$491	$689	$198	$—	$1,558

Total Loans
Grade:
Pass	1-5	$39,620	$429,329	$924,818	$995,151	$384,939	$772,465	$636,154	$4,182,476
Special Mention	6	—	—	—	1,893	5,436	14,027	425	21,781
Substandard	7	—	—	—	467	244	7,859	5,892	14,462
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		9,316	66,157	18,959	56,308	61,176	37,519	2,885	252,320
Total		$48,936	$495,486	$943,777	$1,053,819	$451,795	$831,880	$645,356	$4,471,049
Current period gross charge-offs		$—	$—	$180	$491	$689	$198	$—	$1,558

(1) Consumer loans are not formally risk rated and included $1.8 million of loans on non-accrual as of March 31, 2025.

The following table presents the amortized cost of loans receivable by internal risk grade by year of origination as of December 31, 2024. Also presented are current period gross charge-offs by loan type and vintage year for the three months ended December 31, 2024:

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
One-to-Four-Family Residential
Grade:
Pass	1-5	$97,895	$145,711	$266,364	$247,799	$115,133	$224,354	$30,227	$1,127,483
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	246	—	2,990	72	3,308
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$97,895	$145,711	$266,364	$248,045	$115,133	$227,344	$30,299	$1,130,791
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Home Equity
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$123,083	$123,083
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	958	958
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$—	$—	$—	$—	$124,041	$124,041
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Grade:
Pass	1-5	$118,115	$409,048	$364,384	$69,349	$97,500	$248,749	$45,088	$1,352,233
Special Mention	6	—	—	1,399	2,664	873	3,220	—	8,156
Substandard	7	—	—	469	—	—	2,536	—	3,005
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$118,115	$409,048	$366,252	$72,013	$98,373	$254,505	$45,088	$1,363,394
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Multi-Family
Grade:
Pass	1-5	$5,138	$7,563	$212,492	$21,791	$36,016	$50,047	$—	$333,047
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$5,138	$7,563	$212,492	$21,791	$36,016	$50,047	$—	$333,047
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Grade:
Pass	1-5	$161,997	$284,102	$90,512	$13,255	$9,232	$364	$24,337	$583,799
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$161,997	$284,102	$90,512	$13,255	$9,232	$374	$24,337	$583,809
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade:
Pass	1-5	$42,154	$64,943	$54,435	$38,759	$6,594	$14,468	$324,481	$545,834
Special Mention	6	—	—	531	2,884	1,002	—	425	4,842
Substandard	7	—	—	—	—	343	4,214	4,595	9,152
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$42,154	$64,943	$54,966	$41,643	$7,939	$18,682	$329,501	$559,828
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		67,429	32,233	67,018	49,262	9,047	17,145	2,424	244,558
Total		$67,429	$32,233	$67,018	$49,262	$9,047	$17,145	$2,424	$244,558
Current period gross charge-offs		$—	$136	$388	$165	$100	$45	$10	$844

Total Loans
Grade:
Pass	1-5	$425,299	$911,367	$988,187	$390,953	$264,475	$537,982	$547,216	$4,065,479
Special Mention	6	—	—	1,930	5,548	1,875	3,220	425	12,998
Substandard	7	—	—	469	246	343	9,740	5,625	16,423
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		67,429	32,233	67,018	49,262	9,047	17,145	2,424	244,558
Total		$492,728	$943,600	$1,057,604	$446,009	$275,740	$568,097	$555,690	$4,339,468
Current period gross charge-offs		$—	$136	$388	$165	$100	$45	$10	$844

(1) Consumer loans are not formally risk rated and included $2.4 million of loans on non-accrual as of December 31, 2024.

The following table presents an analysis of the change in the ACL by major loan segment for the periods stated:

	For the Three Months Ended March 31, 2025
	One-to-Four				Construction
	Family		Commercial		and Land	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
Balance at December 31, 2024	$1,195	$74	$9,481	$599	$4,137	$11,174	$12,084	$—	$38,744
Provision for (release of) credit losses	98	14	(723)	16	703	901	(62)	—	947
Charge-offs	—	—	—	—	—	—	(1,558)	—	(1,558)
Recoveries of loans previously charged-off	—	—	—	—	—	12	193	—	205

Balance at March 31, 2025	$1,293	$88	$8,758	$615	$4,840	$12,087	$10,657	$—	$38,338

	For the Three Months Ended March 31, 2024
	One-to-Four
	Family		Commercial		Construction and	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Land Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
Balance at December 31, 2023	$1,835	$117	$5,698	$378	$7,630	$10,878	$5,686	$—	$32,222
Provision for (release of) credit losses	102	12	347	200	(1,896)	434	4,691	—	3,890
Charge offs	—	—	—	—	—	(369)	(1,573)	—	(1,942)
Recoveries of loans previously charged off	—	—	—	—	—	36	100	—	136

Balance at March 31, 2024	$1,937	$129	$6,045	$578	$5,734	$10,979	$8,904	$—	$34,306

The following table presents the amortized cost of collateral-dependent loans as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024

	(in thousands)
One-to-four-family residential	$3,223	$3,112
Home equity	1,157	908
Commercial real estate	841	3,005
Construction and land development	10	10
Commercial and industrial	9,046	9,152
Total	$14,276	$16,187

The Company closely monitors the performance of borrowers experiencing financial difficulty to understand the effectiveness of its loan modification efforts. During the three months ended March 31, 2025 and 2024, the Company did not modify any loans to borrowers experiencing financial difficulty.

Note 5 – Employee Benefits

401(k) Plan – The Company has an employee tax deferred incentive plan (the “401(k) plan”) under which the Company makes voluntary contributions within certain limitations. All employees who meet specified age and length of service requirements are eligible to participate in the 401(k) plan.

The amount contributed by the Company to the 401(k) Plan is included in salaries and employee benefits in the consolidated statements of income. The amounts contributed to the 401(k) plan for the three months ended March 31, 2025 and 2024 were $688,000 and $619,000, respectively.

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

The Company determined to freeze benefit accruals and withdraw from the CBERA Plan as of December 31, 2023. The Company withdrew from the Plan in the second quarter of 2024.

During the three months ended March 31, 2025, as part of the final CBERA Plan liquidation, the Company contributed an additional $1.1 million to the CBERA Plan.

During the three months ended March 31, 2024, an expense of $390,000 was recorded to reflect an increase in the liability related to the withdrawal from the CBERA Plan. The increase was primarily driven by final computations for estimated payouts to participants.

Officers’ Deferred Compensation Plan – During 2014, the Company put into place an unfunded, defined contribution, Non-qualified Deferred Compensation Plan (“Officers’ Deferred Comp Plan”) for select employees of the Company. The Officers’ Deferred Comp Plan was provided to key management of the Company and results in 5% - 20% of the employee’s then current base salary being credited to the participant’s account annually, subject to increases based upon increases in annual base compensation and the possibility of additional discretionary contributions. The employees vest at varying dates in accordance with each individual’s deferred compensation participation agreement; however, all key officers will be fully vested upon the attainment of age 65. The obligations under these plans are included in accrued retirement liabilities in the Company’s consolidated balance sheets and approximated $2.7 million and $2.6 million at March 31, 2025 and December 31, 2024, respectively. The expense under the Officers’ Deferred Comp Plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $89,000 and $100,000 for the the three months ended March 31, 2025 and 2024, respectively.

Deferred Compensation Plans – In January 2022, the Company put into place an unfunded Non-qualified Deferred Compensation Plan (“Deferred Comp Plan”) for select employees of the Company. The Deferred Comp Plan was provided to key management of the Company and allows for the employees to defer amounts from their salary, bonus, or Long-Term Incentive Plan (“LTIP”) into the Deferred Comp Plan to be paid out at a future date. Amounts deferred under the Deferred Comp Plan increase in value based upon the growth of the Bank’s tangible capital, with the Compensation Committee holding discretionary authority. The obligations under the Deferred Comp Plan are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $5.8 million and $878,000 at March 31, 2025 and December 31, 2024, respectively.

LTIP – In January 2020, the Company put into place a long-term incentive plan for certain members of its management team where benefits are awarded annually on a discretionary basis and cliff vest after three years. Under this plan, individuals are granted “phantom shares” and benefits are accrued based upon the projected growth of the Bank’s capital. The obligations under this plan are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $5.9 million and $14.6 million as of March 31, 2025 and December 31, 2024, respectively. The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $832,000 and $1.4 million for the three months ended March 31, 2025 and 2024, respectively.

Director Pension Plan – The Company has a director defined benefit pension plan (“Director Pension Plan”), covering directors who were in service prior to 2023 and have met the plan’s vesting requirements. The Company’s liabilities for the Director Pension Plan are calculated by an independent actuary who uses the “projected unit credit” actuarial method to determine the normal cost and actuarial liability. The liability for the Director Pension Plan amounted to $5.9 million and $5.7 million as of March 31, 2025 and December 31, 2024, respectively, and is recorded on the consolidated balance sheets. The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $162,000 and $181,000 for the three months ended March 31, 2025 and 2024, respectively.

The Company records an estimate of net periodic pension cost for the director pension plan to accrued retirement liabilities on the consolidated balance sheet on a quarterly basis. Equity adjustments, to accumulated other comprehensive loss, in conjunction with the pension plan are recorded by the Company annually upon receipt of the independent actuarial report.

Employment and Change in Control Agreements – The Company entered into an employment agreement with the Chief Executive Officer that renew for one additional year each January 1st. During 2025, the Company entered into Change in Control agreements with certain executive officers, which provide severance payments in the event of the executive’s involuntary or constructive termination of employment, including upon a termination following a change in control as defined in the agreements.

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

As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability on the Company’s consolidated balance sheets. Total compensation expense recognized in connection with the ESOP was $783,000 and $588,000 for the three months ended March 31, 2025 and 2024, respectively.

The following table presents share information held by the ESOP:

	As of
	March 31, 2025	December 31, 2024

	(Dollars in thousands)

Allocated shares	170,823	—
Shares committed to be released	42,121	170,823
Unallocated shares	3,203,514	3,245,635
Total shares	3,416,458	3,416,458
Fair value of unallocated shares	$57,888	$58,616

Stock-Based Compensation – On April 23, 2025, the shareholders of the Company approved the NB Bancorp, Inc. 2025 Equity Incentive Plan (“2025 Plan”). The 2025 Plan provides for the issuance of up to 5,987,802 shares of common stock pursuant to grants of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), non-qualified stock options and incentive stock options, any or all of which can be granted with performance-based vesting conditions. Under the 2025 Plan, 1,708,229 shares may be issued as RSAs or RSUs, including those issued as performance shares and PSUs, and 4,270,573 shares may be issued upon the exercise of stock options. These shares may be awarded from the Company’s authorized but unissued shares. However, the 2025 Plan permits the grant of additional awards of restricted stock or RSUs above the aforementioned limit, provided that, for each additional share of RSA or RSU awarded in excess of such limit, the pool of shares available to be issued upon the exercise of stock options will be reduced by three shares. Pursuant to the terms of the 2025 Plan, each of the Company’s non-employee directors were automatically granted awards of restricted stock on April 23, 2025. Such RSAs vest pro-rata on an annual basis over a five-year period.

During the three months ended March 31, 2025, the Company did not grant any RSAs, RSUs, non-qualified stock options or incentive stock options.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2025 and December 31, 2024.

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

Derivative arrangements – The fair values of derivative arrangements are estimated by the Company using a third-party derivative valuation expert who relies on Level 2 inputs, namely discounted cash flow models to determine fair value by calculating a settlement termination value with the counterparty.

Assets measured and reported at estimated fair value on a recurring basis are summarized below:

March 31, 2025	Level 1	Level 2	Level 3	Fair Value

Assets:	(in thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$72,331	$—	$—	$72,331
U.S. Government agencies	—	9,010	—	9,010
Agency mortgage-backed securities	—	42,788	—	42,788
Agency collateralized mortgage obligations	—	10,419	—	10,419
Corporate bonds	—	77,787	8,831	86,618
Municipal obligations	—	7,373	—	7,373
SBA securities	—	6,141	—	6,141
Total available-for-sale debt securities	$72,331	$153,518	$8,831	$234,680

Derivative assets	$—	$24,060	$—	$24,060

Liabilities:
Derivative liabilities	$—	$24,064	$—	$24,064

December 31, 2024	Level 1	Level 2	Level 3	Fair Value

Assets:	(in thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$69,084	$—	$—	$69,084
U.S. Government agencies	—	9,007	—	9,007
Agency mortgage-backed securities	—	39,184	—	39,184
Agency collateralized mortgage obligations	—	10,833	—	10,833
Corporate bonds	—	75,147	8,898	84,045
Municipal obligations	—	9,806	—	9,806
SBA securities	—	6,246	—	6,246
Total available-for-sale debt securities	$69,084	$150,223	$8,898	$228,205

Derivative assets	$—	$27,174	$—	$27,174

Liabilities:
Derivative liabilities	$—	$27,177	$—	$27,177

The Company had no purchases, sales or transfers of level 3 assets during the three months ended March 31, 2025 and 2024.

The Company may also be required from time to time to measure certain other assets on a non-recurring basis in accordance with U.S. GAAP. Any adjustments to fair value usually result in write-downs of individual assets.

Collateral-Dependent Loans – Collateral-dependent loans with specific reserves are carried at fair value, which equals the estimated market value of the collateral less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. A loan may have multiple types of collateral; however, the majority of the Company’s loan collateral is real estate. The value of real estate collateral is generally determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant or the net book value on the applicable borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). In limited circumstances, the collateral value for a collater-dependent loan may be based on the enterprise value of a company.

The enterprise value method involves assessing the borrower’s ability to repay the loan by estimating the total value of its business, including both debt and equity. This approach is typically used where the recoverable value is based on the fair value of the company as a going concern, adjusted for the prioriry of the Company’s claim. Fair value adjustments are recorded in the period incurred as provision for credit losses in the consolidated statements of income.

The Company had no liabilities measured at fair value on a non-recurring basis.

The following table summarizes assets measured at fair value on a non-recurring basis:

	March 31, 2025
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)
Collateral-dependent loans, net of reserve	$—	$—	$9,053	$9,053

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)
Collateral-dependent loans, net of reserve	$—	$—	$10,951	$10,951

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

	Significant	Significant
	Valuation	Observable	Unobservable
	Technique	Inputs	Inputs
Collateral-dependent loans	Appraisal Value / Comparison Sales / Enterprise Value	Appraisals and/or sales of comparable properties or financial statements of the business	Appraisals discounted 5 to 20% for sales commission and other holding costs; Enterprise value discounts of assets, liabilities and equity

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

ASC 825 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. As of March 31, 2025 and December 31, 2024, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

The following tables present the estimated fair values, related carrying amounts, and valuation level of the financial instruments as of the dates stated:

	March 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Financial Assets:
Cash and cash equivalents	$313,446	$313,446	$313,446	$—	$—
Loans receivable, net	4,426,162	4,359,296	—	—	4,359,296
Accrued interest receivable	19,533	19,533	19,533	—	—
FHLB stock	6,003	6,003	—	6,003	—
FRB stock	12,547	12,547	—	12,547	—
Non-public investments	6,160	6,160	—	—	6,160
BOLI	103,688	103,688	—	103,688	—

Financial Liabilities:
Deposits, other than time deposits	$2,344,289	$2,344,289	$2,344,289	$—	$—
Time deposits	1,982,328	1,981,857	—	1,981,857	—
FHLB Borrowings	90,835	90,775	—	90,775	—

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Financial Assets:
Cash and cash equivalents	$363,855	$363,855	$363,855	$—	$—
Loans receivable, net	4,294,408	4,196,079	—	—	4,196,079
Accrued interest receivable	19,685	19,685	19,685	—	—
FHLB stock	6,728	6,728	—	6,728	—
FRB stock	12,142	12,142	—	12,142	—
Non-public investments	5,494	5,494	—	—	5,494
BOLI	102,785	102,785	—	102,785	—

Financial Liabilities:
Deposits, other than time deposits	$2,214,372	$2,214,372	$2,214,372	$—	$—
Time deposits	1,963,280	1,964,801	—	1,964,801	—
FHLB Borrowings	120,835	120,778	—	120,778	—

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of March 31, 2025 and December 31, 2024, the maximum potential amount of the Company’s obligation was $6.3 million and $6.0 million, respectively, for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Financial instruments whose contract amounts represents off-balance sheet credit risk and are not reflected on the Company’s consolidated balance sheets consist of the following at the dates stated:

	As of
	March 31, 2025	December 31, 2024

	(In thousands)

Commitments to originate loans	$49,070	$34,050
Unadvanced funds on lines of credit	556,591	495,796
Unadvanced funds on construction loans	488,275	416,450
Letters of credit	6,317	6,043
	$1,100,253	$952,339

The Bank accrues for credit losses related to off-balance sheet financial instruments. Potential losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for credit losses on loans, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $3.4 million and $3.2 million as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, the Company recorded a provision for unfunded commitments of $211,000 and $539,000 respectively.

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

The Company executes interest rate swaps and cap agreements with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swap and cap agreements are simultaneously hedged by offsetting interest rate swaps and caps that are executed with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.

As of March 31, 2025, the Company had 69 interest rate swap agreements with an aggregate notional amount of $415.5 million compared to 67 interest rate swap agreements with an aggregate notional amount of $429.9 million related to this program as of December 31, 2024.

Risk Participation Agreements (“RPAs”) – RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. Under the terms of these agreements, the “participating bank” receives a fee from the “lead bank” in exchange for the guarantee of reimbursement if the customer defaults on an interest rate swap. The interest rate swap is transacted such that any and all exchanges of interest payments (favorable and unfavorable) are made between the lead bank and the customer. In the event that an early termination of the swap occurs, and the customer is unable to make a required close out payment, the participating bank assumes that obligation and is required to make this payment. RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivable from the customer. As of March 31, 2025, the Company had 17 RPAs with an aggregate notional amount of $44.8 million related to this program compared to 17 RPAs with an aggregate notional amount of $44.9 million as of December 31, 2024. These RPAs all represent “participations-in” and generally have terms ranging from five to ten years.

The table below presents the fair value of the Company’s derivative financial instruments not designated as hedging instruments, as well as their classification on the consolidated balance sheets as of the dates stated:

	Derivative	Derivative
	Assets (1)	Liabilities (2)

March 31, 2025	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate products	$24,060	$24,060
RPA credit contracts	—	4
Total derivatives not designated as hedging instruments	$24,060	$24,064

December 31, 2024
Derivatives not designated as hedging instruments:
Interest rate products	$27,174	$27,174
RPA credit contracts	—	3
Total derivatives not designated as hedging instruments	$27,174	$27,177

(1)	Recorded in prepaid expenses and other assets on the consolidated balance sheets.
(2)	Recorded in accrued expenses and other liabilities on the consolidated balance sheets.

Swap contract fees, net of brokerage costs, recognized in earnings on the above noted interest rate products and RPA contracts approximated $88,000 and $487,000 for the three months ended March 31, 2025 and 2024, respectively.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults (or is capable of being declared in default) on any of its indebtedness, then the Company could also be declared in default on its derivative obligations, and it could be required to terminate its derivative positions with the counterparty. The Company also has agreements with certain of its derivative counterparties that contain a provision whereby if the counterparty fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. In order to mitigate counterparty default risk in conjunction with these interest rate products and RPA credit contracts, the Company was required to maintain $9.1 million of collateral deposit accounts with the counterparties to these agreements as of March 31, 2025 and December 31, 2024.

Note 9 – Other Comprehensive Income

U.S. GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are as follows for the periods indicated:

	For the Three Months Ended
	March 31, 2025			March 31, 2024

	(In thousands)
	Pre-Tax		After-Tax	Pre-Tax		After-Tax
	Amount	Tax Expense	Amount	Amount	Tax Expense	Amount

Change in fair value of available-for-sale securities	$2,291	$(589)	$1,702	$295	$(83)	$212
Total other comprehensive income (loss)	$2,291	$(589)	$1,702	$295	$(83)	$212

The following table presents the components of accumulated other comprehensive loss as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024

	(In thousands)

Net unrealized holding losses on available-for-sale securities, net of tax	$(5,685)	$(7,387)
Unrecognized director pension plan benefits, net of tax	(780)	(780)
Total accumulated other comprehensive loss	$(6,465)	$(8,167)

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

The Company operated under the risk-based framework as of March 31, 2025 and December 31, 2024. Under this framework, quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Common Equity Tier 1 Capital to Risk-Weighted Assets, and Tier 1 Capital to Total Average Assets (as defined in the regulations). Management believes, as of March 31, 2025 and December 31, 2024, that the Company and the Bank meet all capital adequacy requirements to which each is subject.

As of March 31, 2025 and December 31, 2024, the Company and the Bank were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are presented in the table as of the date indicated:

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2025	(in thousands)

Total Capital	$666,928	13.8%	$386,796	8.0%	$483,495	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	625,176	12.9%	290,097	6.0%	386,796	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	625,176	12.9%	217,573	4.5%	314,271	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	625,176	12.5%	200,538	4.0%	250,672	5.0%
(to Total Average Assets)

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2024	(in thousands)

Total Capital	$656,103	14.1%	$372,083	8.0%	$465,104	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	614,156	13.2%	279,063	6.0%	372,083	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	614,156	13.2%	209,297	4.5%	302,318	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	614,156	12.5%	196,435	4.0%	245,544	5.0%
(to Total Average Assets)

The Company’s actual consolidated capital amounts and ratios are presented in the table as of the date indicated:

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2025	(in thousands)

Total Capital	$787,077	16.3%	$387,086	8.0%	$483,858	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	745,325	15.4%	290,315	6.0%	387,086	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	745,325	15.4%	217,736	4.5%	314,508	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	745,325	14.5%	205,865	4.0%	257,331	5.0%
(to Total Average Assets)

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2024	(in thousands)

Total Capital	$814,505	17.4%	$374,650	8.0%	$468,313	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	772,558	16.5%	280,988	6.0%	374,650	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	772,558	16.5%	210,741	4.5%	304,403	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	772,558	15.3%	202,436	4.0%	253,045	5.0%
(to Total Average Assets)

Note 11 – Earnings Per Share (“EPS”)

Basic EPS represents net income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS have been calculated in a manner similar to that of basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options) were issued during the period, computed using the treasury stock method. There were no securities that had a dilutive effect during the three months ended March 31, 2025 and 2024. Unallocated ESOP shares are not deemed outstanding for EPS calculations.

	For the Three Months Ended
	March 31,
	2025	2024

	(Dollars in thousands, except per share data)

Net income applicable to common shares	$12,655	$8,701

Average number of common shares outstanding	42,001,381	42,705,729
Less: average unallocated ESOP shares	(3,245,635)	(3,016,085)
Average number of common shares outstanding used to calculate basic EPS	38,755,746	39,689,644
Common stock equivalents	—	—
Average number of common shares outstanding used to calculate diluted EPS	38,755,746	39,689,644
Earnings per common share:
Basic and diluted	$0.33	$0.22

For the three months ended March 31, 2025 and 2024, there were no anti-dilutive shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2025 and 2024 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2025.

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

For the loans that are individually assessed, the Company uses either a discounted cash flow (“DCF”) approach, a fair value of collateral approach or an enterprise value method. The latter approaches are used for loans deemed to be collateral dependent or when foreclosure is probable. Changes in these judgements and assumptions could be due to a number of circumstances which may have a direct impact on the provision for credit losses and may result in changes to the amount of allowance. The allowance for credit losses is increased by the provision for credit losses and by recoveries of loans previously charged off. Credit losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan.

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

Non-GAAP Financial Measures

In addition to results presented in accordance with U.S. GAAP, this quarterly report on Form 10-Q contains certain non-GAAP financial measures, including operating net income, operating noninterest expense, operating noninterest income, operating earnings per share, basic, operating earnings per share, diluted, operating return on average assets, operating return on average shareholders’ equity, operating efficiency ratio, tangible shareholders’ equity, tangible assets and tangible book value per share. The Company’s management believes that the supplemental non-GAAP information is utilized by regulators and market analysts to evaluate a Company’s financial condition and therefore, such information is useful to investors.

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

NB BANCORP, INC.
NON-GAAP RECONCILIATION
(Unaudited)
(Dollars in thousands)
	For the Three Months Ended
	March 31, 2025	March 31, 2024

Net income (GAAP)	$12,655	$8,701

Add (Subtract):
Adjustments to net income:
BOLI surrender tax and managed endowment contract penalty	154	-
Defined benefit pension termination expense	1,217	390
Total adjustments to net income	$1,371	$390
Less net tax benefit associated with defined benefit pension termination expense	333	111
Non-GAAP adjustments, net of tax	1,038	279
Operating net income (non-GAAP)	$13,693	$8,980
Weighted average common shares outstanding, basic	38,755,746	39,689,644
Weighted average common shares outstanding, diluted	38,755,746	39,689,644
Operating earnings per share, basic (non-GAAP)	0.35	0.23
Operating earnings per share, diluted (non-GAAP)	0.35	0.23

Noninterest expense (GAAP)	$28,660	$25,565

Subtract (Add):
Noninterest expense components:
Defined benefit pension termination expense	1,217	390
Total impact of non-GAAP noninterest expense adjustments	$1,217	$390
Noninterest expense on an operating basis (non-GAAP)	$27,443	$25,175

Operating net income (non-GAAP)	$13,693	$8,980
Average assets	5,146,520	4,495,666
Operating return on average assets (non-GAAP)	1.08%	0.80%
Average shareholders’ equity	757,333	733,695
Operating return on average shareholders' equity (non-GAAP)	7.33%	4.92%

Noninterest expense on an operating basis (non-GAAP)	$27,443	$25,175
Total revenue (net interest income plus total noninterest income) (non-GAAP)	47,387	42,134
Operating efficiency ratio (non-GAAP)	57.91%	59.75%

	As of
	March 31, 2025	December 31, 2024

Total shareholders’ equity (GAAP)	$739,611	$765,167
Subtract:
Intangible assets (core deposit intangible)	1,042	1,079
Total tangible shareholders’ equity (non-GAAP)	738,569	764,088
Total assets (GAAP)	5,242,157	5,157,737
Subtract:
Intangible assets (core deposit intangible)	1,042	1,079
Total tangible assets (non-GAAP)	$5,241,115	$5,156,658
Tangible shareholders' equity / tangible assets (non-GAAP)	14.09%	14.82%
Total common shares outstanding	40,570,443	42,705,729
Tangible book value per share (non-GAAP)	$18.20	$17.89

Comparison of Financial Condition as of March 31, 2025 and December 31, 2024

Total Assets. Total assets increased $84.4 million, or 1.6%, to $5.24 billion as of March 31, 2025 from $5.16 billion as of December 31, 2024. The increase was primarily driven by increases in net loans, partially offset by decreases in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $50.4 million, or 13.9%, to $313.4 million as of March 31, 2025 from $363.9 million as of December 31, 2024. The decrease in cash and cash equivalents was primarily due to loan originations and paydowns of FHLB borrowings.

Available-for-Sale Securities. Available-for-sale securities increased $6.5 million, or 2.8%, to $234.7 million as of March 31, 2025 from $228.2 million as of December 31, 2024 primarily due to purchases of U.S. treasuries and mortgage backed-securities. No securities were sold during the three months ended March 31, 2025.

Loans. Net loans increased $131.8 million, or 3.1%, to $4.43 billion as of March 31, 2025 from $4.29 billion as of December 31, 2024. The increase resulted primarily from increases in: construction and development loans, which increased $62.5 million, or 10.7%; commercial and industrial loans, which increased $49.6 million, or 8.9%; commercial real estate loans, which increased $12.6 million, or 0.9%; and consumer loans, which increased $7.8 million, or 3.2%. The increase in our loan portfolio reflects our strategy to prudently grow the balance sheet by continuing to diversify into these higher-yielding loans to improve net margins and manage interest rate risk.

The Company had approximately $454.3 million and $459.6 million in loans to borrowers in the cannabis industry at March 31, 2025 and December 31, 2024, respectively. Of that total, $320.3 million and $321.9 million were direct loans to cannabis companies and were collateralized by real estate at March 31, 2025 and December 31, 2024, respectively.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets consist primarily of right of use assets related to our long-term leases, income taxes receivables and derivatives with a positive fair value. These assets decreased $3.3 million, or 5.6%, to $56.2 million as of March 31, 2025 from $59.5 million as of December 31, 2024. The decrease resulted primarily from a $3.1 million decrease in the value of interest rate swaps due to interest rate changes and a $1.5 million decrease in income tax receivables, offset partially by a $1.1 million increase in prepaid expenses due to new and renewed contracts.

Deposits. Deposits increased $149.0 million, or 3.6%, to $4.33 billion as of March 31, 2025 from $4.18 billion as of December 31, 2024. Core deposits (which we define as all deposits including certificates of deposit, other than brokered deposits) increased $149.5 million, or 3.9%, to $4.02 billion as of March 31, 2025 from $3.87 billion as of December 31, 2024. The increase in deposits was the result of growth in customer deposits, primarily money market accounts, which increased $127.1 million, or 12.7%, and certificates of deposit, which increased $19.5 million, or 1.2%, from December 31, 2024.

The Company had $413.8 million and $395.2 million in deposits from the cannabis industry as of March 31, 2025 and December 31, 2024, respectively.

FHLB Borrowings. FHLB borrowings decreased $30.0 million, or 24.8%, to $90.8 million as of March 31, 2025 from $120.8 million as of December 31, 2024. The decrease in FHLB borrowings was the result of overall deposit growth.

Accrued expenses and other liabilities. Accrued expenses and other liabilities decreased $5.4 million, or 8.2%, to $60.3 million as of March 31, 2025 from $65.7 million as of December 31, 2024. The decrease resulted primarily from $4.9 million in lower accrued bonuses due to payout of 2024 bonuses, $3.1 million in lower value of interest rate swaps due to changes in interest rates and a $1.9 million decline in accrued interest of brokered deposits due to maturities during the three months ended March 31, 2025; offset partially by a $1.5 milion increase in accrued taxes, a $2.4 million increase in miscellaneous liabilities and accrued expenses.

Shareholders’ Equity. Total shareholders’ equity decreased $25.6 million, or 3.3%, to $739.6 million as of March 31, 2025 from $765.2 million as of December 31, 2024, due to the $40.7 million decrease in additional paid-in capital resulting from the completion of the share repurchase program, partially offset by net income of $12.7 million and other comprehensive income of $1.7 million during the three months ended March 31, 2025.

Comparison of Operating Results for the Three Months Ended March 31, 2025 and March 31, 2024

Net Income. Net income was $12.7 million for the quarter ended March 31, 2025, compared to net income of $8.7 million for the quarter ended March 31, 2024, an increase of approximately $4.0 million, or 45.4%. An increase of $4.9 million, or 12.7%, in net interest income and a $3.3 million, or 73.9%, decrease in the provision for credit losses was partially offset by a $3.1 million, or 12.1%, increase in noninterest expense and a $1.5 million, or 42.9% increase in income tax expense.

Operating net income, excluding one-time charges, amounted to $13.7 million, or $0.35 per diluted share, for the quarter ended March 31, 2025 compared to net income of $9.0 million, or $0.23 per diluted share, for the quarter ended March 31, 2024, an increase of $4.7 million, or 52.5%. The material one-time charges for the quarter ended March 31, 2025 were:

●	Pension expense related to the final liquidation of the employee pension plan totaling $884,000 (net of tax) and;
●	Tax expense and a modified endowment contract penalty related to the surrender of bank-owned life insurance (“BOLI”) policies of $154,000.

Interest and Dividend Income. Interest and dividend income increased $8.7 million, or 12.7%, to $76.9 million for the quarter ended March 31, 2025 from $68.2 million for the quarter ended March 31, 2024, primarily due to a $7.4 million, or 11.6%, increase in interest and fees on loans and a $1.0 million, or 79.0%, increase in interest on securities. The increase in interest and fees on loans was primarily due to an increase of $463.4 million, or 11.9%, in the average balance of the loan portfolio to $4.37 billion for the quarter ended March 31, 2025 from $3.90 billion for the quarter ended March 31, 2024, reflecting the growth of our commercial loan portfolio. The increase in interest income on securities was primarily due to an increase of 137 basis points in the weighted average yield on our securities portfolio to 4.03% for the quarter ended March 31, 2025 from 2.66% for the quarter ended March 31, 2024 and the increase in the average balance of the securities portfolio of $37.1 million, or 19.2%, to $230.4 million for the quarter ended March 31, 2025 from $193.3 million for the quarter ended March 31, 2024.

Average interest-earning assets increased $591.6 million, to $4.89 billion for the quarter ended March 31, 2025 from $4.30 billion for the quarter ended March 31, 2024. The yield on interest-earning assets was 6.38% for the quarters ended March 31, 2025 and 2024.

Interest Expense. Total interest expense increased $3.8 million, or 12.7%, to $33.3 million for the quarter ended March 31, 2025 from $29.6 million for the quarter ended March 31, 2024. Interest expense on deposit accounts increased $4.0 million, or 14.3%, to $32.2 million for the quarter ended March 31, 2025 from $28.2 million for the quarter ended March 31, 2024. The increase was due to an increase in the average balance of certificates of deposit and individual retirement accounts of $309.8 million, or 18.6%, to $1.98 billion for the quarter ended March 31, 2025 from $1.67 billion for the quarter ended March 31, 2024 and an increase in the average balance of money market accounts of $220.3 million, 25.8%, to $1.07 billion for the quarter ended March 31, 2025 from $852.8 million for the quarter ended March 31, 2024, offset partially by a decrease in the weighted average rate on certificates of deposit and individual retirement accounts of 30 basis points to 4.59% for the quarter ended March 31, 2025 from 4.89% for the quarter ended March 31, 2024.

Net Interest Income. Net interest income increased $4.9 million, or 12.7%, to $43.5 million for the quarter ended March 31, 2025 from $38.6 million for the quarter ended March 31, 2024, primarily due to a $591.6 million, or 13.8%, increase in the average balance of interest-earning assets to $4.89 billion for the quarter ended March 31, 2025 from $4.30 billion for the quarter ended March 31, 2024 and a decrease in the weighted average rate on interest-bearing liabilities of 17 basis points from 3.80% for the quarter ended March 31, 2024 to 3.63% for the quarter ended March 31, 2025. These increases were offset partially by a $601.7 million increase in the average balance of interest-bearing liabilities to $3.73 billion for the quarter ended March 31, 2025 from $3.13 billion for the quarter ended March 31, 2024.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, a provision of $1.2 million was recorded for the quarter ended March 31, 2025, of which $947,000 related to the provision for credit losses on loans, compared to a provision of $4.4 million for the quarter ended March 31, 2024, which includes a $3.9 million provision for credit losses on loans. The provision for credit losses on unfunded commitments decreased $328,000, or 60.9%, during the three months ended March 31, 2025 as a result of a reduction in qualitative factors on construction commitments. The decrease of $3.3 million, or 73.9%, in the total provision for credit losses was primarily due to the decreases in the qualitative factors on loans collateralized by purchased consumer loans and updated prepayment speeds across all loan segments.

Noninterest Income. Noninterest income increased $360,000, or 10.3%, to $3.9 million for the quarter ended March 31, 2025 from $3.5 million for the quarter ended March 31, 2024. The increase resulted primarily from increases in customer service fees of $678,000 due to higher loan and cash management fees and increases in the change in the cash surrender value of BOLI of $630,000 resulting from carrying a higher balance of BOLI during the three months ended March 31, 2025; offset partially by decreases in other income of $615,000 resulting from the debit card branding signing bonus earned during the quarter ended March 31, 2024 and decreases in swap contract fees of $399,000, resulting from fewer swaps executed during the three months ended March 31, 2025. The table below sets forth our noninterest income for the quarters ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Customer service fees	$2,558	$1,880	$678	36.06%
Increase in cash surrender value of BOLI	1,031	401	630	157.11%
Mortgage banking income	176	110	66	60.00%
Swap contract income	88	487	(399)	(81.93)%
Other income	8	623	(615)	(98.72)%
Total noninterest income	$3,861	$3,501	$360	10.28%

Noninterest Expense. Noninterest expense increased $3.1 million, or 12.1%, to $28.7 million for the quarter ended March 31, 2025 from $25.6 million for the quarter ended March 31, 2024. Salaries and employee benefit expenses increased $1.6 million, or 9.0%, resulting primarily from a $826,000 increase in pension expenses resulting from a one-time expense for final liquidation of the employee pension plan, a $596,000 and $340,000 increase in salaries expense and benefits expense, respectively, due to headcount increases related to the Company’s growth strategy, a $194,000 increase in ESOP expenses due to stock price appreciation and a $175,000 increase in FICA expenses related to bonus payouts, partially offset by a $592,000 decrease in long term incentive plan expenses during the quarter ended March 31, 2025. Data Processing expenses increased $770,000 related to investments in management information and customer service systems during the quarter ended March 31, 2025. FDIC and state assessment expenses increased $452,000 due to increases in the related assessment calculation resulting from the Bank’s growth.

The table below sets forth our noninterest expense for the quarters ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$19,149	$17,560	$1,589	9.05%
Director and professional service fees	2,148	1,908	240	12.58%
Occupancy and equipment expenses	1,580	1,336	244	18.26%
Data processing expenses	2,765	1,995	770	38.60%
Marketing and charitable contribution expenses	846	742	104	14.02%
FDIC and state insurance assessments	813	361	452	125.21%
General and administrative expenses	1,359	1,663	(304)	(18.27)%
Total noninterest expense	$28,660	$25,565	$3,095	12.11%

Income Tax Expense. Income tax expense increased $1.5 million, or 42.9%, to $4.9 million for the quarter ended March 31, 2025 from $3.4 million for the quarter ended March 31, 2024. The increase was due to the increase in pretax income of $5.4 million, or 44.7%. The effective tax rate was 28.0% and 28.3% for the quarter ended March 31, 2025 and 2024, respectively.

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

	Three Months Ended
	March 31, 2025			March 31, 2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)
Interest-earning assets:
Loans	$4,366,408	$71,440	6.64%	$3,903,044	$64,000	6.60%
Securities	230,406	2,290	4.03%	193,296	1,279	2.66%
Other investments (5)	27,454	219	3.24%	25,043	416	6.68%
Short-term investments (5)	264,343	2,902	4.45%	175,616	2,498	5.72%
Total interest-earning assets	4,888,611	76,851	6.38%	4,296,999	68,193	6.38%
Non-interest-earning assets	296,594			231,411
Allowance for credit losses	(38,685)			(32,744)
Total assets	$5,146,520			$4,495,666

Interest-bearing liabilities:
Savings accounts	$113,750	46	0.16%	$125,806	16	0.05%
NOW accounts	470,470	1,043	0.90%	379,110	715	0.76%
Money market accounts	1,073,041	8,747	3.31%	852,758	7,193	3.39%
Certificates of deposit and individual retirement accounts	1,979,184	22,403	4.59%	1,669,337	20,293	4.89%
Total interest-bearing deposits	3,636,445	32,239	3.60%	3,027,011	28,217	3.75%
FHLB advances	91,168	1,086	4.83%	98,886	1,343	5.46%
Total interest-bearing liabilities	3,727,613	33,325	3.63%	3,125,897	29,560	3.80%
Non-interest-bearing deposits	571,549			552,586
Other non-interest-bearing liabilities	90,025			83,488
Total liabilities	4,389,187			3,761,971
Shareholders' equity	757,333			733,695
Total liabilities and shareholders' equity	$5,146,520			$4,495,666
Net interest income		$43,526			$38,633
Net interest rate spread (1)			2.75%			2.58%
Net interest-earning assets (2)	$1,160,998			$1,171,102
Net interest margin (3)			3.61%			3.62%

Average interest-earning assets to interest-bearing liabilities	131.15%			137.46%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.
(5)	Other investments are comprised of FRB stock, FHLB stock and swap collateral accounts. Short-term investments are comprised of cash and cash equivalents.

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

	Three Months Ended
	March 31, 2025 vs. 2024
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$7,581	$(141)	$7,440
Securities	279	732	1,011
Other investments	45	(242)	(197)
Short-term investments	737	(333)	404
Total interest-earning assets	8,642	16	8,658

Interest-bearing liabilities:
Savings accounts	(1)	31	30
NOW accounts	190	138	328
Money market accounts	1,786	(232)	1,554
Certificates of deposit and individual retirement accounts	3,354	(1,244)	2,110
Total interest-bearing deposits	5,329	(1,307)	4,022
Federal Home Loan Bank advances	(100)	(157)	(257)
Total interest-bearing liabilities	5,229	(1,464)	3,765

Change in net interest income	$3,413	$1,480	$4,893

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the FHLB and the Discount Window at the Federal Reserve Bank of Boston (“FRB”). As of March 31, 2025, we had outstanding advances of $90.8 million from the FHLB and an unused borrowing capacity of $754.3 million with the FHLB. At March 31, 2025, the Bank had $651.2 million available from a line under the Borrower in Custody (“BIC”) program at the FRB. Additionally, as of March 31, 2025, we had $309.2 million of brokered deposits and pursuant to our internal liquidity policy, which allows us to utilize brokered deposits up to 25.0% of our total assets, we had an additional capacity of up to approximately $1.00 billion of brokered deposits.

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

At March 31, 2025, we had $49.1 million in commitments to originate loans outstanding. In addition, we had $556.6 million in unused lines of credit to borrowers, $488.3 million in unadvanced construction loans and $6.3 million in letters of credit outstanding.

Non-brokered certificates of deposit due within one year of March 31, 2025 totaled $1.54 billion, or 35.6%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits, FHLB advances and FRB borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the non-brokered certificates of deposit due on or before March 31, 2026, or on our other interest-bearing deposit accounts. We believe, however, based on historical experience and current market interest rates that we will retain, upon maturity, a large portion of our certificates of deposit with maturities of one year or less as of March 31, 2025.

Our primary investing activity is originating loans. During the three months ended March 31, 2025, we originated $119.8 million of loans, net of repayments.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced net increases in deposits of $149.0 million for the three months ended March 31, 2025. At March 31, 2025 and December 31, 2024, the level of brokered time deposits was $309.2 million and $309.8 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. FHLB advances decreased $30.0 million during the three months ended March 31, 2025.

For additional information, see the consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

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

As of March 31, 2025, Needham Bank and NB Bancorp, Inc. exceeded all of their regulatory capital requirements, and were categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 10 of the notes to consolidated financial statements.

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s or the Bank’s financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of the	That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares	Paid per Share (1)	Share Repurchase Program	Share Repurchase Program (2)

January 1 - January 31, 2025	246,285	$19.33	246,285	1,889,001
February 1 - February 28, 2025	656,303	19.34	656,303	1,232,698
March 1 - March 31, 2025	1,232,698	18.86	1,232,698	-
Total	2,135,286	$$19.06

(1) Includes commissions paid and excise tax.

(2) On January 22, 2025, the Company announced a stock repurchase program that authorizes the Company to purchase up to 2,135,286 shares, or 5%, of the Company's outstanding shares of common stock. The company completed the stock repurchase program on March 28, 2025.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as that term is used in SEC regulations.

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

NB BANCORP, INC.

Date: May 9, 2025	/s/ Joseph Campanelli
Joseph Campanelli
Chairman, President and Chief Executive Officer

Date: May 9, 2025	/s/ Jean-Pierre Lapointe
Jean-Pierre Lapointe
Executive Vice President and Chief Financial Officer