Form 10-Q
period 2025-06-30
NB Bancorp, Inc.
filed 2025-08-08
CIK 1979330

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, 39,826,446 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

NB Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

NB Bancorp, Inc.
Consolidated Balance Sheets
June 30, 2025 (Unaudited) and December 31, 2024
(in thousands except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Cash and due from banks	$157,112	$211,166
Federal funds sold	101,587	152,689
Total cash and cash equivalents	258,699	363,855

Available-for-sale securities, at fair value	235,408	228,205

Loans receivable, net of deferred fees	4,541,175	4,333,152
Allowance for credit losses	(42,601)	(38,744)
Net loans	4,498,574	4,294,408

Accrued interest receivable	20,386	19,685
Banking premises and equipment, net	34,289	34,654
Non-public investments	35,767	24,364
Bank-owned life insurance ("BOLI")	55,711	102,785
Prepaid expenses and other assets	58,075	59,482
Deferred income tax asset	29,645	30,299
Total assets	$5,226,554	$5,157,737

Liabilities and shareholders' equity

Deposits
Core deposits	$4,013,892	$3,867,846
Brokered deposits	254,160	309,806
Total deposits	4,268,052	4,177,652
Mortgagors' escrow accounts	4,117	4,549
FHLB borrowings	127,600	120,835
Accrued expenses and other liabilities	68,234	65,708
Accrued retirement liabilities	21,429	23,826
Total liabilities	4,489,432	4,392,570

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized; 40,748,380 and 42,705,729
shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	407	427
Additional paid-in capital	358,793	417,247
Unallocated common shares held by the Employee Stock Ownership Plan ("ESOP")	(43,643)	(44,813)
Retained earnings	427,707	400,473
Accumulated other comprehensive loss	(6,142)	(8,167)
Total shareholders' equity	737,122	765,167
Total liabilities and shareholders' equity	$5,226,554	$5,157,737

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Income
(Unaudited - Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$74,719	$65,271	$146,159	$129,270
Interest on securities	2,307	1,690	4,596	2,968
Interest and dividends on cash equivalents and other	2,822	4,161	5,942	7,075
Total interest and dividend income	79,848	71,122	156,697	139,313

INTEREST EXPENSE
Interest on deposits	31,690	31,579	63,929	59,795
Interest on borrowings	1,151	821	2,236	2,164
Total interest expense	32,841	32,400	66,165	61,959

NET INTEREST INCOME	47,007	38,722	90,532	77,354

PROVISION FOR CREDIT LOSSES
Provision for credit losses - loans	4,244	4,429	5,191	8,319
Release of credit losses - unfunded commitments	(1,083)	(762)	(872)	(223)
Total provision for credit losses	3,161	3,667	4,319	8,096

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	43,846	35,055	86,213	69,258

NONINTEREST INCOME
Customer service fees	2,554	1,872	5,112	3,754
Increase in cash surrender value of BOLI	787	404	1,818	805
Mortgage banking income	141	428	317	539
Swap contract income	524	265	612	752
Other income	172	12	181	635
Total noninterest income	4,178	2,981	8,040	6,485

NONINTEREST EXPENSE
Salaries and employee benefits	18,567	16,746	37,717	34,307
Director and professional service fees	2,943	2,270	5,090	4,178
Occupancy and equipment expenses	1,465	1,461	3,045	2,797
Data processing expenses	2,493	2,325	5,258	4,320
Marketing and charitable contribution expenses	954	1,095	1,800	1,837
FDIC and state insurance assessments	883	633	1,696	994
Merger and acquisition expenses	530	—	530	—
General and administrative expenses	1,470	1,684	2,829	3,348
Total noninterest expense	29,305	26,214	57,965	51,781

INCOME BEFORE TAXES	18,719	11,822	36,288	23,962

INCOME TAX EXPENSE	4,140	2,369	9,054	5,808

NET INCOME	$14,579	$9,453	$27,234	$18,154

Weighted average common shares outstanding, basic	37,191,460	39,289,271	37,668,741	39,490,552
Weighted average common shares outstanding, diluted	37,550,409	39,289,271	37,848,215	39,490,552
Earnings per share, basic	$0.39	$0.24	$0.72	$0.46
Earnings per share, diluted	$0.39	$0.24	$0.72	$0.46

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited - Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
NET INCOME	$14,579	$9,453	$27,234	$18,154

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net change in fair value of available-for-sale securities	323	550	2,025	762
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX:	323	550	2,025	762
TOTAL COMPREHENSIVE INCOME, NET OF TAX	$14,902	$10,003	$29,259	$18,916

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited - Dollars in thousands)

	For the Three Months Ended
	Shares of			Unallocated		Accumulated
	Common		Additional	Common		Other
	Stock		Paid-In	Stock Held by	Retained	Comprehensive
	Outstanding	Common Stock	Capital	ESOP	Earnings	Income (Loss)	Total
Balance, March 31, 2024	42,705,729	$427	$416,812	$(46,590)	$374,874	$(11,685)	$733,838
Net income	—	—	—	—	9,453	—	9,453
Other comprehensive income, net of tax	—	—	—	—	—	550	550
ESOP shares committed to be released (42,589 shares)	—	—	33	588	—	—	621
Balance, June 30, 2024	42,705,729	$427	$416,845	$(46,002)	$384,327	$(11,135)	$744,462

Balance, March 31, 2025	40,570,443	$406	$376,773	$(44,231)	$413,128	$(6,465)	$739,611
Net income	—	—	—	—	14,579	—	14,579
Other comprehensive income, net of tax	—	—	—	—	—	323	323
Repurchase of common shares under share repurchase plan	(1,106,588)	(11)	(18,886)	—	—	—	(18,897)
Restricted stock award issued	1,284,525	12	(12)	—	—	—	—
Stock-based compensation	—	—	787	—	—	—	787
ESOP shares committed to be released (42,589 shares)	—	—	131	588	—	—	719
Balance, June 30, 2025	40,748,380	$407	$358,793	$(43,643)	$427,707	$(6,142)	$737,122

	For the Six Months Ended
	Shares of			Unallocated		Accumulated
	Common		Additional	Common		Other
	Stock		Paid-In	Stock Held by	Retained	Comprehensive
	Outstanding	Common Stock	Capital	ESOP	Earnings	Income (Loss)	Total
Balance, December 31, 2023	42,705,729	$427	$417,030	$(13,774)	$366,173	$(11,897)	$757,959
Net income	—	—	—	—	18,154	—	18,154
Other comprehensive income, net of tax	—	—	—	—	—	762	762
Costs from stock offering and issuance of common shares	—	—	(225)	—	—	—	(225)
Purchase of common shares held by ESOP (2,416,458 shares)	—	—	—	(33,397)	—	—	(33,397)
ESOP shares committed to be released (84,709 shares)	—	—	40	1,169	—	—	1,209
Balance, June 30, 2024	42,705,729	$427	$416,845	$(46,002)	$384,327	$(11,135)	$744,462

Balance, December 31, 2024	42,705,729	$427	$417,247	$(44,813)	$400,473	$(8,167)	$765,167
Net income	—	—	—	—	27,234	—	27,234
Other comprehensive income, net of tax	—	—	—	—	—	2,025	2,025
Repurchase of common shares under share repurchase plan	(3,241,874)	(32)	(59,561)	—	—	—	(59,593)
Restricted stock award issued	1,284,525	12	(12)	—	—	—	—
Stock-based compensation	—	—	787	—	—	—	787
ESOP shares committed to be released (84,709 shares)	—	—	332	1,170	—	—	1,502
Balance, June 30, 2025	40,748,380	$407	$358,793	$(43,643)	$427,707	$(6,142)	$737,122

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited - Dollars in thousands)

	For the Six Months Ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,234	$18,154
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of available-for-sale securities	(197)	(138)
Amortization of core deposit intangible	74	74
Provision for credit losses	4,319	8,096
Loan hedge fair value adjustments, net	(74)	55
Change in net deferred loan origination fees	(61)	102
Mortgage loans originated for sale	(1,660)	(2,759)
Proceeds from sale of mortgage loans held for sale	3,892	14,102
Gain on sale of mortgage loans	(48)	(161)
Depreciation and amortization expense	1,422	1,402
Gain from BOLI death benefit	(25)	—
Increase in cash surrender values of BOLI	(1,793)	(805)
Deferred income tax benefit	(19)	(20)
ESOP expense	1,502	1,209
Stock-based compensation	787	—
Changes in operating assets and liabilities:
Accrued interest receivable	(701)	(1,723)
Prepaid expenses and other assets	1,333	(2,155)
Accrued expenses and other liabilities	3,398	(24,230)
Accrued retirement liabilities	(2,397)	2,091

NET CASH PROVIDED BY OPERATING ACTIVITIES	36,986	13,294

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and purchases, net of repayments	(212,820)	(222,227)
Purchases of available-for-sale securities	(20,177)	(35,860)
Proceeds from maturities, calls and paydowns of available-for-sale securities	15,869	21,434
Recoveries of loans previously charged off	1,414	205
Net change in non-public investments	(11,403)	6,580
Proceeds from BOLI death benefit	128	—
Proceeds from surrender of BOLI policies	48,764	—
Purchases of banking premises and equipment	(1,057)	(1,161)

NET CASH USED IN INVESTING ACTIVITIES	(179,282)	(231,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	90,400	530,418
Net costs from stock offering and issuance of common shares	—	(225)
Purchase of common shares held by ESOP	—	(33,397)
Repurchase of common shares under share repurchase plan	(59,593)	—
Net change in mortgagors' escrow accounts	(432)	(207)
Increase (decrease) in FHLB borrowings, net	6,765	(222,503)

NET CASH PROVIDED BY FINANCING ACTIVITIES	37,140	274,086

NET CHANGE IN CASH AND CASH EQUIVALENTS	(105,156)	56,351

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	363,855	272,591

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$258,699	$328,942

Supplemental disclosure of cash paid during the period for:
Interest	$68,806	$58,913
Income taxes	3,150	11,092

Supplemental disclosure of non-cash transactions:
Unrealized gains on available-for-sale securities	$2,698	$1,036
Mortgage loans transferred to loans held for sale	2,184	11,182

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

On June 5, 2025, the Company announced the signing of a definitive merger agreement under which the Company will acquire Provident Bancorp, Inc., with the Company as the surviving entity, and the Bank will acquire BankProv, with the Bank as the surviving entity (the “Merger”). The transaction is valued at approximately $211.8 million. The closing of the Merger, which is expected to occur during the fourth quarter of 2025, is subject to the satisfaction of various conditions, including the affirmative vote by the holders of a majority of Provident Bancorp, Inc. common stock and the receipt of required regulatory approvals from applicable state and federal regulators.

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

The accompanying Consolidated Balance Sheet as of June 30, 2025, the Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholders’ Equity and Consolidated Statements of Cash Flows for the three and six months ended June 30, 2025 and 2024 are unaudited. The Consolidated Balance Sheet as of December 31, 2024 was derived from the Audited Consolidated Financial Statements as of that date. The interim Consolidated Financial Statements and the accompanying notes should be read in conjunction with the annual Consolidated Financial Statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC. In the opinion of management, the Company’s Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim period, or any future year or period.

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

Recent Accounting Pronouncements

Relevant standards that were recently issued but not yet adopted as of June 30, 2025:

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Sub Topic 220-40): Disaggregation of Income Statement Expenses”. ASU 2024-03 improves disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The adoption of ASU 2024-03 is not expected to have a material impact on the Company’s consolidated financial statements.

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

If this assessment indicates the existence of credit losses, the security will be written down to fair value, as determined by a discounted cash flow analysis, through an allowance for credit losses. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and is recognized in earnings.

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

Securities have been classified on the consolidated balance sheets according to management’s intent. The following tables summarize the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses at the dates indicated:

	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gain	Loss	Credit Losses	Fair Value

June 30, 2025	(in thousands)
Available-for-Sale Debt Securities:
U.S. Treasury securities	$75,874	$286	$(222)	$—	$75,938
U.S. Government agencies	10,503	3	(1)	—	10,505
Agency mortgage-backed securities	46,744	77	(2,062)	—	44,759
Agency collateralized mortgage obligations	9,830	117	(109)	—	9,838
Corporate bonds	86,044	159	(5,277)	—	80,926
Municipal obligations	7,593	—	(170)	—	7,423
SBA securities	6,076	—	(57)	—	6,019
Total	$242,664	$642	$(7,898)	$—	$235,408

	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gain	Loss	Credit Losses	Fair Value

December 31, 2024	(in thousands)
Available-for-Sale Debt Securities:
U.S. Treasury securities	$69,469	$104	$(489)	$—	$69,084
U.S. Government agencies	9,005	9	(7)	—	9,007
Agency mortgage-backed securities	42,083	—	(2,899)	—	39,184
Agency collateralized mortgage obligations	10,993	147	(307)	—	10,833
Corporate bonds	90,219	163	(6,337)	—	84,045
Municipal obligations	10,092	—	(286)	—	9,806
SBA securities	6,298	2	(54)	—	6,246
Total	$238,159	$425	$(10,379)	$—	$228,205

The Company did not record a provision for estimated credit losses on any available-for-sale securities for the three and six months ended June 30, 2025 and 2024. Excluded from the table above is accrued interest on available-for-sale securities of $1.7 million and $1.6 million at June 30, 2025 and December 31, 2024, respectively, which is included within accrued interest receivable on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on available-for-sale securities for the three and six months ended June 30, 2025 and 2024. No securities held by the Company were delinquent on contractual payments at June 30, 2025 or December 31, 2024, nor were any securities placed on non-accrual status for the three and six months ended June 30, 2025 and 2024.

The following is a summary of actual maturities of certain available-for-sale securities as of June 30, 2025. The amortized cost and fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Agency mortgage-backed securities and collateralized mortgage obligations are presented as separate lines as paydowns are expected to occur before contractual maturity dates.

	Available-for-Sale
	Amortized Cost	Fair Value

	(in thousands)

Within one year	$55,433	$55,132
Over one year to five years	81,589	80,705
Over five years to ten years	49,068	44,974
	186,090	180,811
Agency mortgage-backed securities	46,744	44,759
Agency collateralized mortgage obligations	9,830	9,838
	$242,664	$235,408

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of available-for-sale securities during the three and six months ended June 30, 2025 and 2024.

There were no available-for-sale securities pledged to secure borrowings as of June 30, 2025 and December 31, 2024.

The following tables present fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated.

		Less than 12 Months		12 Months or More		Total

		(Dollars in thousands)
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
June 30, 2025	Number of Securities	Losses	Value	Losses	Value	Losses	Value
U. S. Treasuries	9	$(14)	$12,010	$(208)	$6,783	$(222)	$18,793
U.S. Government Agencies	1	(1)	2,999	—	—	(1)	2,999
Agency mortgage-backed securities	18	(649)	30,349	(1,413)	8,923	(2,062)	39,272
Agency collateralized mortgage obligations	3	(107)	7,937	(2)	67	(109)	8,004
Corporate bonds	29	(1)	1,999	(5,276)	73,767	(5,277)	75,766
Municipal obligations	6	—	—	(170)	6,423	(170)	6,423
SBA securities	4	(57)	6,019	—	—	(57)	6,019
Total	70	$(829)	$61,313	$(7,069)	$95,963	$(7,898)	$157,276

		Less than 12 Months		12 Months or More		Total

		(Dollars in thousands)
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2024	Number of Securities	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	18	$(152)	$35,388	$(337)	$6,646	$(489)	$42,034
U.S. Government Agencies	2	(7)	4,999	—	—	(7)	4,999
Agency mortgage-backed securities	17	(1,196)	30,229	(1,703)	8,955	(2,899)	39,184
Agency collateralized mortgage obligations	3	(304)	8,265	(3)	113	(307)	8,378
Corporate bonds	29	(1,250)	8,748	(5,087)	69,134	(6,337)	77,882
Municipal obligations	6	—	—	(286)	7,306	(286)	7,306
SBA securities	3	(54)	4,722	—	—	(54)	4,722
Total	78	$(2,963)	$92,351	$(7,416)	$92,154	$(10,379)	$184,505

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Included in corporate bonds are investments in senior and subordinated debt of banks and bank holding companies, some of which do not have investment ratings.

At June 30, 2025, available-for-sale debt securities had unrealized losses with aggregate depreciation of 4.8% from the Company’s amortized cost basis. These unrealized losses relate to changes in market interest rates since acquiring the securities. As management has the intent and ability to hold available-for-sale debt securities until maturity or cost recovery, no allowance for credit losses on securities is deemed necessary as of June 30, 2025 and December 31, 2024.

Note 4 – Loans Receivable, Allowance for Credit Losses and Credit Quality

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported as held-for-investment at their outstanding principal balance adjusted for any charge-offs and net of any deferred fees (including purchase accounting adjustments) and origination costs (collectively referred to as “amortized cost”). For originated loans, loan fees and certain direct origination costs are deferred and amortized or accreted into interest income over the contractual life of the loan using the level-yield method. When a loan is paid off, the unamortized portion is recognized in interest income.

Loans are generally placed into nonaccrual status when they are past due 90 days or more as to either principal or interest or when, in the opinion of management, the collection of principal and/or interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest or past due less than 90 days and the borrower demonstrates the ability to pay and remain current. When cash payments are received, they are applied to principal first, then to accrued interest. It is the Company’s policy not to record interest income on nonaccrual loans until principal has become current and the borrower demonstrated the ability to pay and remain current. In certain instances, accruing loans that are past due 90 days or more as to principal or interest may not go on nonaccrual status if the Company determines that the loans are well-secured and are in the process of collection.

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

In applying future economic forecasts, the Company utilizes a forecast period of up to two years. Historical loss rates used in the quantitative model are primarily derived using both the Bank’s data, supplemented with peer bank data obtained from publicly available sources. Management also considers qualitative adjustments when estimating credit losses in consideration of the model’s quantitative limitations.

Qualitative adjustments to quantitative loss factors, either negative or positive, may include considerations of economic conditions, volume and severity of past due loans, value of underlying collateral, experience, depth, and ability of management, and concentrations of credit. The Company made no significant changes to loss factors, assumptions nor qualitative factors within the CECL model during the three and six months ended June 30, 2025 and 2024.

For those loans that do not share similar risk characteristics, the Company estimates the ACL on an individual (or loan by loan) basis. This population of individually evaluated loans (or loan relationships with the same primary source of repayment) is determined on a quarterly basis and consists of: loans with a risk rating of substandard or worse and a balance exceeding $500,000, or loan terms differing significantly from other pooled loans. In accordance with the Company’s policy, non-accrual residential real estate loans that are below $500,000 and well secured (loan-to-value <60%) are excluded from individually evaluated loans.

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

Loans consist of the following as of the dates stated:

	June 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)

One-to-four-family residential	$1,122,161	24.68%	$1,130,791	26.06%
Home equity	131,952	2.90%	124,041	2.86%
Total residential real estate	1,254,113	27.58%	1,254,832	28.92%

Commercial real estate	1,373,405	30.20%	1,363,394	31.42%
Multi-family residential	316,745	6.97%	333,047	7.67%
Total commercial real estate	1,690,150	37.17%	1,696,441	39.09%
Construction and land development	724,275	15.92%	583,809	13.45%
Commercial and industrial	625,187	13.75%	559,828	12.90%
Total commercial	3,039,612	66.84%	2,840,078	65.44%

Consumer, net of premium/discount	253,705	5.58%	244,558	5.64%

Total loans	4,547,430	100.00%	4,339,468	100.00%
Deferred fees, net	(6,255)		(6,316)
Allowance for credit losses	(42,601)		(38,744)
Net loans	$4,498,574		$4,294,408

Included in the above are approximately $441.9 million and $459.6 million in loans to borrowers in the cannabis industry at June 30, 2025 and December 31, 2024, respectively. Of that total, $268.3 million and $321.9 million were direct loans to cannabis companies and were collateralized by real estate at June 30, 2025 and December 31, 2024, respectively.

During the three months ended June 30, 2025, the Company did not purchase any consumer loan pools. During the three months ended June 30, 2024, the Company purchased approximately $14.1 million of consumer loan pools. During the six months ended June 30, 2025 and 2024, the Company purchased approximately $14.4 million and $19.6 million of consumer loan pools, respectively. The loans purchased during the six months ended June 30, 2025 included loan pools collateralized by automobiles. The loans purchased during the three and six months ended June 30, 2024 included loan pools collateralized by boats, recreational vehicles, automobiles and solar panels.

The outstanding balances of these purchased consumer loan pools, shown net of premium (discount) are as follows as of the dates stated:

	June 30, 2025
	Gross Loan	Premium (Discount)	Net Loan

	(in thousands)

Student loans	$6,102	$37	$6,139
Boat and RV loans	44,008	1,000	45,008
Automobile loans	55,589	—	55,589
Solar panel loans	51,877	(4,871)	47,006
Home improvement loans	40,056	(14)	40,042
Total	$197,632	$(3,848)	$193,784

	December 31, 2024
	Gross Loan	Premium (Discount)	Net Loan

	(in thousands)

Student loans	$6,954	$42	$6,996
Boat and RV loans	48,147	1,136	49,283
Automobile loans	52,092	—	52,092
Solar panel loans	55,400	(5,073)	50,327
Home improvement loans	44,458	(15)	44,443
Total	$207,051	$(3,910)	$203,141

The carrying value of loans pledged to secure advances from the FHLB were $1.25 billion and $1.24 billion as of June 30, 2025 and December 31, 2024, respectively.

The following table presents the aging of the amortized cost of loans receivable by loan category as of the date stated:

	June 30, 2025
		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans

	(in thousands)
Real estate loans:
One-to-four-family residential	$1,117,444	$1,368	$319	$—	$3,030	$1,122,161
Home equity	130,056	528	—	—	1,368	131,952
Commercial real estate	1,371,421	—	—	—	1,984	1,373,405
Multi-family residential	316,745	—	—	—	—	316,745
Construction and land development	723,688	577	—	—	10	724,275
Commercial and industrial	618,288	40	2,301	—	4,558	625,187
Consumer	246,946	3,457	1,774	—	1,528	253,705
Total	$4,524,588	$5,970	$4,394	$—	$12,478	$4,547,430

	December 31, 2024
		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans

	(in thousands)
Real estate loans:
One-to-four-family residential	$1,124,762	$2,363	$736	$—	$2,930	$1,130,791
Home equity	122,812	100	171	—	958	124,041
Commercial real estate	1,355,064	5,325	—	—	3,005	1,363,394
Multi-family residential	332,740	307	—	—	—	333,047
Construction and land development	583,435	364	—	—	10	583,809
Commercial and industrial	550,353	4,907	10	—	4,558	559,828
Consumer	236,801	3,725	1,637	—	2,395	244,558
Total	$4,305,967	$17,091	$2,554	$—	$13,856	$4,339,468

The following table presents the amortized cost of nonaccrual loans receivable by loan category as of the dates stated:

	June 30, 2025			December 31, 2024
	Nonaccrual	Nonaccrual	Total	Nonaccrual	Nonaccrual	Total
	Loans with	Loans with	Nonaccrual	Loans with	Loans with	Nonaccrual
	No ACL	an ACL	Loans	No ACL	an ACL	Loans

	(In thousands)
Real estate loans:
One-to-four-family residential	$3,030	$—	$3,030	$2,930	$—	$2,930
Home equity	1,368	—	1,368	958	—	958
Commercial real estate	1,984	—	1,984	3,005	—	3,005
Construction and land development	10	—	10	10	—	10
Commercial and industrial	454	4,104	4,558	454	4,104	4,558
Consumer	1,528	—	1,528	2,394	1	2,395
Total	$8,374	$4,104	$12,478	$9,751	$4,105	$13,856

During the three and six months ended June 30, 2025, the Company reversed $457,000 and $494,000 of interest income for loans that were placed on non-accrual respectively. During the three and six months ended June 30, 2024, the Company reversed $149,000 of interest income for loans that were placed on non-accrual.

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

On an annual basis, or more often if needed, the Company reviews the accuracy of risk ratings for commercial real estate, construction and land development loans, and commercial and industrial loans based on various ongoing performance characteristics and supporting information that is provided from time to time by commercial borrowers. Annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

The following table presents the amortized cost of loans receivable by internal risk grade by year of origination as of June 30, 2025. Also presented are current period gross charge-offs by loan type and vintage year for the three months ended June 30, 2025:

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
One-to-Four-Family Residential
Grade:
Pass	1-5	$39,911	$99,021	$140,774	$258,128	$235,670	$318,276	$27,239	$1,119,019
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	243	2,661	238	3,142
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$39,911	$99,021	$140,774	$258,128	$235,913	$320,937	$27,477	$1,122,161
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Home Equity
Grade:
Pass	1-5	$—	$—	$245	$—	$—	$—	$130,339	$130,584
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	1,368	1,368
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$245	$—	$—	$—	$131,707	$131,952
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Grade:
Pass	1-5	$67,681	$110,149	$325,237	$304,633	$67,667	$338,148	$67,147	$1,280,662
Special Mention	6	—	—	34,184	48,172	2,620	4,041	1,742	90,759
Substandard	7	—	—	—	1,620	—	364	—	1,984
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$67,681	$110,149	$359,421	$354,425	$70,287	$342,553	$68,889	$1,373,405
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Multi-Family
Grade:
Pass	1-5	$10,150	$6,087	$5,663	$188,449	$21,510	$84,243	$643	$316,745
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$10,150	$6,087	$5,663	$188,449	$21,510	$84,243	$643	$316,745
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Grade:
Pass	1-5	$23,470	$181,032	$338,963	$93,819	$15,821	$1,342	$69,818	$724,265
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$23,470	$181,032	$338,963	$93,819	$15,821	$1,352	$69,818	$724,275
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade:
Pass	1-5	$24,011	$38,923	$63,099	$61,308	$37,496	$19,875	$366,672	$611,384
Special Mention	6	—	—	—	473	2,907	961	425	4,766
Substandard	7	—	—	—	—	—	4,542	4,495	9,037
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$24,011	$38,923	$63,099	$61,781	$40,403	$25,378	$371,592	$625,187
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		25,429	60,806	28,789	59,792	48,963	26,486	3,440	253,705
Total		$25,429	$60,806	$28,789	$59,792	$48,963	$26,486	$3,440	$253,705
Current period gross charge-offs		$—	$—	$184	$498	$424	$84	$—	$1,190

Total Loans
Grade:
Pass	1-5	$165,223	$435,212	$873,981	$906,337	$378,164	$761,884	$661,858	$4,182,659
Special Mention	6	—	—	34,184	48,645	5,527	5,002	2,167	95,525
Substandard	7	—	—	—	1,620	243	7,567	6,101	15,531
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		25,429	60,806	28,789	59,792	48,963	26,486	3,440	253,705
Total		$190,652	$496,018	$936,954	$1,016,394	$432,897	$800,949	$673,566	$4,547,430
Current period gross charge-offs		$—	$—	$184	$498	$424	$84	$—	$1,190

(1) Consumer loans are not formally risk rated and included $1.5 million of loans on non-accrual as of June 30, 2025.

The following table presents the amortized cost of loans receivable by internal risk grade by year of origination as of December 31, 2024. Also presented are current period gross charge-offs by loan type and vintage year for the three months ended December 31, 2024:

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
One-to-Four-Family Residential
Grade:
Pass	1-5	$97,895	$145,711	$266,364	$247,799	$115,133	$224,354	$30,227	$1,127,483
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	246	—	2,990	72	3,308
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$97,895	$145,711	$266,364	$248,045	$115,133	$227,344	$30,299	$1,130,791
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Home Equity
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$123,083	$123,083
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	958	958
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$—	$—	$—	$—	$124,041	$124,041
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Grade:
Pass	1-5	$118,115	$409,048	$364,384	$69,349	$97,500	$248,749	$45,088	$1,352,233
Special Mention	6	—	—	1,399	2,664	873	3,220	—	8,156
Substandard	7	—	—	469	—	—	2,536	—	3,005
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$118,115	$409,048	$366,252	$72,013	$98,373	$254,505	$45,088	$1,363,394
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Multi-Family
Grade:
Pass	1-5	$5,138	$7,563	$212,492	$21,791	$36,016	$50,047	$—	$333,047
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$5,138	$7,563	$212,492	$21,791	$36,016	$50,047	$—	$333,047
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Grade:
Pass	1-5	$161,997	$284,102	$90,512	$13,255	$9,232	$364	$24,337	$583,799
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$161,997	$284,102	$90,512	$13,255	$9,232	$374	$24,337	$583,809
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade:
Pass	1-5	$42,154	$64,943	$54,435	$38,759	$6,594	$14,468	$324,481	$545,834
Special Mention	6	—	—	531	2,884	1,002	—	425	4,842
Substandard	7	—	—	—	—	343	4,214	4,595	9,152
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$42,154	$64,943	$54,966	$41,643	$7,939	$18,682	$329,501	$559,828
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		67,429	32,233	67,018	49,262	9,047	17,145	2,424	244,558
Total		$67,429	$32,233	$67,018	$49,262	$9,047	$17,145	$2,424	$244,558
Current period gross charge-offs		$—	$136	$388	$165	$100	$45	$10	$844

Total Loans
Grade:
Pass	1-5	$425,299	$911,367	$988,187	$390,953	$264,475	$537,982	$547,216	$4,065,479
Special Mention	6	—	—	1,930	5,548	1,875	3,220	425	12,998
Substandard	7	—	—	469	246	343	9,740	5,625	16,423
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		67,429	32,233	67,018	49,262	9,047	17,145	2,424	244,558
Total		$492,728	$943,600	$1,057,604	$446,009	$275,740	$568,097	$555,690	$4,339,468
Current period gross charge-offs		$—	$136	$388	$165	$100	$45	$10	$844

(1) Consumer loans are not formally risk rated and included $2.4 million of loans on non-accrual as of December 31, 2024.

The following table presents an analysis of the change in the ACL by major loan segment for the periods stated:

	For the Three Months Ended June 30, 2025
	One-to-Four				Construction
	Family		Commercial		and Land	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
Balance at March 31, 2025	$1,293	$88	$8,758	$615	$4,840	$12,087	$10,657	$—	$38,338
Provision for (release of) credit losses	(5)	3	400	(77)	2,313	2,216	(606)	—	4,244
Charge-offs	—	—	—	—	—	—	(1,190)	—	(1,190)
Recoveries of loans previously charged-off	—	—	923	—	—	12	274	—	1,209

Balance at June 30, 2025	$1,288	$91	$10,081	$538	$7,153	$14,315	$9,135	$—	$42,601

	For the Three Months Ended June 30, 2024
	One-to-Four
	Family		Commercial		Construction and	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Land Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
Balance at March 31, 2024	$1,937	$129	$6,045	$578	$5,734	$10,979	$8,904	$—	$34,306
Provision for (release of) credit losses	23	8	996	(96)	702	1,486	1,310	—	4,429
Charge offs	—	—	—	—	—	(22)	(924)	—	(946)
Recoveries of loans previously charged off	—	—	—	—	—	14	54	—	68

Balance at June 30, 2024	$1,960	$137	$7,041	$482	$6,436	$12,457	$9,344	$—	$37,857

	For the Six Months Ended June 30, 2025
	One-to-Four
	Family		Commercial		Construction and	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Land Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
Balance at December 31, 2024	$1,195	$74	$9,481	$599	$4,137	$11,174	$12,084	$—	$38,744
Provision for (release of) credit losses	93	17	(323)	(61)	3,016	3,117	(668)	—	5,191
Charge offs	—	—	—	—	—	—	(2,748)	—	(2,748)
Recoveries of loans previously charged off	—	—	923	—	—	24	467	—	1,414

Balance at June 30, 2025	$1,288	$91	$10,081	$538	$7,153	$14,315	$9,135	$—	$42,601

	For the Six Months Ended June 30, 2024
	One-to-Four
	Family		Commercial		Construction and	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Land Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
Balance at December 31, 2023	$1,835	$117	$5,698	$378	$7,630	$10,878	$5,686	$—	$32,222
Provision for (release of) credit losses	125	20	1,343	104	(1,194)	1,919	6,002	—	8,319
Charge offs	—	—	—	—	—	(391)	(2,498)	—	(2,889)
Recoveries of loans previously charged off	—	—	—	—	—	51	154	—	205

Balance at June 30, 2024	$1,960	$137	$7,041	$482	$6,436	$12,457	$9,344	$—	$37,857

The following table presents the amortized cost of collateral-dependent loans as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024

	(in thousands)
One-to-four-family residential	$2,946	$3,112
Home equity	1,358	908
Commercial real estate	1,116	3,005
Construction and land development	10	10
Commercial and industrial	9,043	9,152
Total	$14,473	$16,187

The Company closely monitors the performance of borrowers experiencing financial difficulty to understand the effectiveness of its loan modification efforts. During the three and six months ended June 30, 2025, the Company did not modify any loans to borrowers experiencing financial difficulty. During the three and six months ended June 30, 2024, the Company modified one commercial real estate participation loan with an amortized cost basis of $6.2 million, or 0.01% of total commercial real estate loans, through an interest rate reduction and maturity extension. The modified commercial real estate participation loan subsequently experienced a $4.0 million charge-off resulting from a shortfall in the projected sale price of the underlying real estate collateral. During the three months ended June 30, 2025, the Company recorded a $923,000 recovery from the previously modified commercial real estate participation loan, as part of the settlement of the loan.

Note 5 – Employee Benefits

401(k) Plan – The Company has an employee tax deferred incentive plan (the “401(k) plan”) under which the Company makes voluntary contributions within certain limitations. All employees who meet specified age and length of service requirements are eligible to participate in the 401(k) plan.

The amount contributed by the Company to the 401(k) Plan is included in salaries and employee benefits in the consolidated statements of income. The amounts contributed to the 401(k) plan for the three months ended June 30, 2025 and 2024 were $728,000 and $726,000, respectively, and $1.4 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively.

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

During the three and six months ended June 30, 2025, as part of the final CBERA Plan liquidation, the Company contributed an additional $2,000 and $1.2 million to the CBERA Plan respectively.

During the three and six months ended June 30, 2024, an expense of $390,000 was recorded to reflect the estimated final withdrawal liability from the Plan. The expense was primarily driven by final computations for estimated payouts to participants.

Officers’ Deferred Compensation Plans – During 2014, the Company put into place an unfunded, defined contribution, Non-qualified Deferred Compensation Plan (“Deferred Comp Plan”) for select employees of the Company. The Officers’ Deferred Comp Plan was provided to key management of the Company and results in 5% - 20% of the employee’s then current base salary being credited to the participant’s account annually, subject to increases in annual base compensation and the possibility of additional discretionary contributions. The employees vest at varying dates in accordance with each individual’s deferred compensation participation agreement; however, all key officers will be fully vested upon the attainment of age 65. The obligations under these plans are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $2.8 million and $2.6 million as of June 30, 2025 and December 31, 2024, respectively. The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $88,000 and $100,000 for the three months ended June 30, 2025 and 2024, respectively, and $177,000 and $200,000 for the six months ended June 30, 2025 and 2024, respectively.

Deferred Compensation Plans – In January 2022, the Company put into place an unfunded Non-qualified Deferred Compensation Plan (“Deferred Comp Plan”) for select employees of the Company. The Deferred Comp Plan was provided to key management of the Company and allows for the employees to defer amounts from their salary, bonus, or Long-Term Incentive Plan (“LTIP”) into the Deferred Comp Plan to be paid out at a future date. Amounts deferred under the Deferred Comp Plan increase in value based upon the growth of the Bank’s tangible capital, with the Compensation Committee holding discretionary authority. The obligations under the Deferred Comp Plan are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $6.2 million and $878,000 at June 30, 2025 and December 31, 2024, respectively. The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $84,000 and $8,000 for the three months ended June 30, 2025 and 2024, respectively, and $172,000 and $16,000 for the six months ended June 30, 2025 and 2024, respectively.

LTIP – In January 2020, the Company put into place a long-term incentive plan for certain members of its management team where benefits are awarded annually on a discretionary basis and cliff vest after three years. Under this plan, individuals are granted “phantom shares” and benefits are accrued based upon the projected growth of the Bank’s capital. The obligations under this plan are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $6.3 million and $14.6 million as of June 30, 2025 and December 31, 2024, respectively. The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $832,000 and $1.8 million for the three months ended June 30, 2025 and 2024, respectively, and $1.7 million and $3.2 million for the six months ended June 30, 2025 and 2024, respectively.

Director Pension Plan – The Company has a director defined benefit pension plan (“Director Pension Plan”), covering directors who were in service prior to 2023 and have met the plan’s vesting requirements. The Company’s liabilities for the Director Pension Plan are calculated by an independent actuary who uses the “projected unit credit” actuarial method to determine the normal cost and actuarial liability. The liability for the Director Pension Plan amounted to $6.0 million and $5.7 million as of June 30, 2025 and December 31, 2024, respectively, and is recorded on the consolidated balance sheets. The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $162,000 and $181,000 for the three months ended June 30, 2025 and 2024, respectively, and $324,000 and $361,000 for the six months ended June 30, 2025 and 2024, respectively.

The Company records an estimate of net periodic pension cost for the director pension plan to accrued retirement liabilities on the consolidated balance sheet on a quarterly basis. Equity adjustments, to accumulated other comprehensive loss, in conjunction with the pension plan are recorded by the Company annually upon receipt of the independent actuarial report.

Employment and Change in Control Agreements – The Company has entered into an employment agreement with the Chief Executive Officer and has entered into Change in Control Agreements with its Chief Financial Officer and its Chief Operating Officer that renew for one additional year each June 5th, which provide severance payments in the event of the executive’s involuntary or constructive termination of employment, including upon a termination following a change in control as defined in the agreements. During 2024, the Company entered into Change in Control agreements with certain executive officers, which provide severance payments in the event of the executive’s involuntary or constructive termination of employment, including upon a termination following a change in control as defined in the agreements.

Employee Stock Ownership Plan – As part of the Initial Public Offering ("IPO") completed on December 27, 2023, the Bank established a tax-qualified Employee Stock Ownership Plan ("ESOP") to provide eligible employees the opportunity to own Company shares. The ESOP borrowed $47.2 million from the Company to purchase 3,416,458 common shares on the open market. The loan is payable in annual installments over 20 years at an interest rate of 8.50%, which was refinanced to 7.50% during the six months ended June 30, 2025. As the loan is repaid to the Company, shares are released and allocated proportionally to eligible participants on the basis of each participant’s proportional share of compensation relative to the compensation of all participants. The unallocated ESOP shares are pledged as collateral on the loan.

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

As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability on the Company’s consolidated balance sheets. Total compensation expense recognized in connection with the ESOP was $842,000 and $628,000 for the three months ended June 30, 2025 and 2024, respectively. Total compensation expense recognized in connection with the ESOP was $1.6 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively. The following table presents share information held by the ESOP:

	As of
	June 30, 2025	December 31, 2024

	(Dollars in thousands)

Allocated shares	170,823	—
Shares committed to be released	84,709	170,823
Unallocated shares	3,160,926	3,245,635
Total shares	3,416,458	3,416,458
Fair value of unallocated shares	$56,454	$58,616

Stock-Based Compensation – On April 23, 2025, the shareholders of the Company approved the NB Bancorp, Inc. 2025 Equity Incentive Plan (“2025 Plan”). The 2025 Plan provides for the issuance of up to 5,987,802 shares of common stock pursuant to grants of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), non-qualified stock options and incentive stock options, any or all of which can be granted with performance-based vesting conditions. Under the 2025 Plan, 1,708,229 shares may be issued as RSAs or RSUs, including those issued as performance shares and PSUs, and 4,270,573 shares may be issued upon the exercise of stock options. These shares may be awarded from the Company’s authorized but unissued shares. However, the 2025 Plan permits the grant of additional RSAs or RSUs above the aforementioned limit, provided that, for each additional share of RSA or RSU awarded in excess of such limit, the pool of shares available to be issued upon the exercise of stock options will be reduced by three shares.

The restricted stock awards are measured based on grant-date fair value, which reflects the 10-day volume-weighted average price of our stock, on the date of the grant. All of the restricted stock awards which have been granted to date vest over five years in equal portions beginning on the first anniversary date of the restricted stock award.

The following table summarizes the Company’s restricted tock award activities for the periods indicated:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Non-vested balance at beginning of period	—	$—	—	$—
Granted	1,284,525	16.41	1,284,525	16.41
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested balance at end of period	1,284,525	$16.41	1,284,525	$16.41

The following table represents the compensation expense and income tax benefits recognized for restricted stock awards for the periods indicated:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended

	June 30, 2025		June 30, 2024

	(in thousands)
Stock-based compensation expense:
Restricted stock awards	$787	$787	$—	$—
Total stock-based compensation expense	$787	$787	$—	$—
Related tax benefits recognized in earnings	$—	$—	$—	$—

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2025 and December 31, 2024.

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

Assets measured and reported at estimated fair value on a recurring basis are summarized below:

June 30, 2025	Level 1	Level 2	Level 3	Fair Value

Assets:	(in thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$75,938	$—	$—	$75,938
U.S. Government agencies	—	10,505	—	10,505
Agency mortgage-backed securities	—	44,759	—	44,759
Agency collateralized mortgage obligations	—	9,838	—	9,838
Corporate bonds	—	71,937	8,989	80,926
Municipal obligations	—	7,423	—	7,423
SBA securities	—	6,019	—	6,019
Total available-for-sale debt securities	$75,938	$150,481	$8,989	$235,408

Derivative assets	$—	$23,980	$—	$23,980

Liabilities:
Derivative liabilities	$—	$23,983	$—	$23,983

December 31, 2024	Level 1	Level 2	Level 3	Fair Value

Assets:	(in thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$69,084	$—	$—	$69,084
U.S. Government agencies	—	9,007	—	9,007
Agency mortgage-backed securities	—	39,184	—	39,184
Agency collateralized mortgage obligations	—	10,833	—	10,833
Corporate bonds	—	75,147	8,898	84,045
Municipal obligations	—	9,806	—	9,806
SBA securities	—	6,246	—	6,246
Total available-for-sale debt securities	$69,084	$150,223	$8,898	$228,205

Derivative assets	$—	$27,174	$—	$27,174

Liabilities:
Derivative liabilities	$—	$27,177	$—	$27,177

The Company had no purchases, sales or transfers of level 3 assets during the three and six months ended June 30, 2025 and 2024. The change in the value of Level 3 assets during the three and six months ended June 30, 2025 was a direct result of the change in market value of the underlying securities.

The Company may also be required from time to time to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. Any adjustments to fair value usually result in write-downs of individual assets.

Collateral-Dependent Loans – Collateral-dependent loans with specific reserves are carried at fair value, which equals the estimated market value of the collateral less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. A loan may have multiple types of collateral; however, the majority of the Company’s loan collateral is real estate. The value of real estate collateral is generally determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant or the net book value on the applicable borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). In limited circumstances, the collateral value for a collateral-dependent loan may be based on the enterprise value of a company.

The enterprise value method involves assessing the borrower’s ability to repay the loan by estimating the total value of its business, including both debt and equity. This approach is typically used where the recoverable value is based on the fair value of the company as a going concern, adjusted for the priority of the Company’s claim. Fair value adjustments are recorded in the period incurred as provision for credit losses in the consolidated statements of income.

The Company had no liabilities measured at fair value on a non-recurring basis.

The following table summarizes assets measured at fair value on a non-recurring basis:

	June 30, 2025
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)
Collateral-dependent loans, net of reserve	$—	$—	$9,298	$9,298

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)
Collateral-dependent loans, net of reserve	$—	$—	$10,951	$10,951

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

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

ASC 825 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. As of June 30, 2025 and December 31, 2024, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

The following tables present the estimated fair values, related carrying amounts, and valuation level of the financial instruments as of the dates stated:

	June 30, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Financial Assets:
Cash and cash equivalents	$258,699	$258,699	$258,699	$—	$—
Loans receivable, net	4,498,574	4,433,208	—	—	4,433,208
Accrued interest receivable	20,386	20,386	20,386	—	—
FHLB stock	7,846	7,846	—	7,846	—
FRB stock	13,003	13,003	—	13,003	—
Non-public investments	14,918	14,918	—	—	14,918
BOLI	55,711	55,711	—	55,711	—

Financial Liabilities:
Deposits, other than time deposits	$2,348,005	$2,348,005	$2,348,005	$—	$—
Time deposits	1,920,047	1,918,824	—	1,918,824	—
FHLB Borrowings	127,600	127,623	—	127,623	—

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Financial Assets:
Cash and cash equivalents	$363,855	$363,855	$363,855	$—	$—
Loans receivable, net	4,294,408	4,196,079	—	—	4,196,079
Accrued interest receivable	19,685	19,685	19,685	—	—
FHLB stock	6,728	6,728	—	6,728	—
FRB stock	12,142	12,142	—	12,142	—
Non-public investments	5,494	5,494	—	—	5,494
BOLI	102,785	102,785	—	102,785	—

Financial Liabilities:
Deposits, other than time deposits	$2,214,372	$2,214,372	$2,214,372	$—	$—
Time deposits	1,963,280	1,964,801	—	1,964,801	—
FHLB Borrowings	120,835	120,778	—	120,778	—

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of June 30, 2025 and December 31, 2024, the maximum potential amount of the Company’s obligation was $5.7 million and $6.0 million, respectively, for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Financial instruments whose contract amounts represents off-balance sheet credit risk and are not reflected on the Company’s consolidated balance sheets consist of the following at the dates stated:

	As of
	June 30, 2025	December 31, 2024

	(In thousands)

Commitments to originate loans	$35,479	$34,050
Unadvanced funds on lines of credit	584,268	495,796
Unadvanced funds on construction loans	434,275	416,450
Letters of credit	5,679	6,043
	$1,059,701	$952,339

The Bank accrues for credit losses related to off-balance sheet financial instruments. Potential losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the ACL on loans, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $2.3 million and $3.2 million as of June 30, 2025 and December 31, 2024, respectively. For the three months ended June 30, 2025 and 2024, the Company recorded a release of the allowance for unfunded commitments of $1.1 million and $762,000 respectively. For the six months ended June 30, 2025 and 2024, the Company recorded a release of the allowance for unfunded commitments of $872,000 and $223,000, respectively.

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

As of June 30, 2025, the Company had 72 interest rate swap agreements with an aggregate notional amount of $460.3 million compared to 67 interest rate swap agreements with an aggregate notional amount of $429.9 million related to this program as of December 31, 2024.

Risk Participation Agreements – Risk Participation Agreements (“RPAs”) are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. Under the terms of these agreements, the “participating bank” receives a fee from the “lead bank” in exchange for the guarantee of reimbursement if the customer defaults on an interest rate swap. The interest rate swap is transacted such that any and all exchanges of interest payments (favorable and unfavorable) are made between the lead bank and the customer. In the event that an early termination of the swap occurs, and the customer is unable to make a required close out payment, the participating bank assumes that obligation and is required to make this payment. RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivable from the customer. As of June 30, 2025, the Company had 17 RPAs with an aggregate notional amount of $44.8 million related to this program compared to 17 RPAs with an aggregate notional amount of $44.9 million as of December 31, 2024. These RPAs all represent “participations-in” and generally have terms ranging from five to ten years.

The table below presents the fair value of the Company’s derivative financial instruments not designated as hedging instruments, as well as their classification on the consolidated balance sheets as of the dates stated:

	Derivative	Derivative
	Assets (1)	Liabilities (2)

June 30, 2025	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate products	$23,980	$23,980
RPA credit contracts	—	3
Total derivatives not designated as hedging instruments	$23,980	$23,983

December 31, 2024
Derivatives not designated as hedging instruments:
Interest rate products	$27,174	$27,174
RPA credit contracts	—	3
Total derivatives not designated as hedging instruments	$27,174	$27,177
(1)	Recorded in prepaid expenses and other assets on the consolidated balance sheets.
(2)	Recorded in accrued expenses and other liabilities on the consolidated balance sheets.

Swap contract fees, net of brokerage costs, recognized in earnings on the above noted interest rate products and RPA contracts approximated $524,000 and $265,000 for the three months ended June 30, 2025 and 2024, respectively, and $612,000 and $752,000 for the six months ended June 30, 2025 and 2024, respectively.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults (or is capable of being declared in default) on any of its indebtedness, then the Company could also be declared in default on its derivative obligations, and it could be required to terminate its derivative positions with the counterparty. The Company also has agreements with certain of its derivative counterparties that contain a provision whereby if the counterparty fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. In order to mitigate counterparty default risk in conjunction with these interest rate products and RPA credit contracts, the Company was required to maintain $9.1 million of collateral deposit accounts with the counterparties to these agreements as of June 30, 2025 and December 31, 2024.

Note 9 – Other Comprehensive Income (Loss)

U.S. GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are as follows for the periods indicated:

	For the Three Months Ended
	June 30, 2025			June 30, 2024

	(In thousands)
	Pre-Tax		After-Tax	Pre-Tax		After-Tax
	Amount	Tax Expense	Amount	Amount	Tax Expense	Amount

Change in fair value of available-for-sale securities	$407	$(84)	$323	$741	$(191)	$550
Total other comprehensive income (loss)	$407	$(84)	$323	$741	$(191)	$550

	For the Six Months Ended
	June 30, 2025			June 30, 2024

	(In thousands)
	Pre-Tax		After-Tax	Pre-Tax		After-Tax
	Amount	Tax Expense	Amount	Amount	Tax Expense	Amount

Change in fair value of available-for-sale securities	$2,698	$(673)	$2,025	$1,036	$(274)	$762
Total other comprehensive income (loss)	$2,698	$(673)	$2,025	$1,036	$(274)	$762

The following table presents the components of accumulated other comprehensive loss as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024

	(In thousands)

Net unrealized holding losses on available-for-sale securities, net of tax	$(5,362)	$(7,387)
Unrecognized director pension plan benefits, net of tax	(780)	(780)
Total accumulated other comprehensive loss	$(6,142)	$(8,167)

Note 10 – Regulatory Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Company operated under the risk-based framework as of June 30, 2025 and December 31, 2024. Under this framework, quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Common Equity Tier 1 Capital to Risk-Weighted Assets, and Tier 1 Capital to Total Average Assets (as defined in the regulations). Management believes, as of June 30, 2025 and December 31, 2024, that the Company and the Bank meet all capital adequacy requirements to which each is subject.

As of June 30, 2025 and December 31, 2024, the Company and the Bank were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s or Company’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of the date indicated:

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2025	(in thousands)

Total Capital	$684,067	14.1%	$388,117	8.0%	$485,146	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	639,135	13.2%	291,088	6.0%	388,117	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	639,135	13.2%	218,316	4.5%	315,345	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	639,135	12.6%	202,805	4.0%	253,507	5.0%
(to Total Average Assets)

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2024	(in thousands)

Total Capital	$656,103	14.1%	$372,083	8.0%	$465,104	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	614,156	13.2%	279,063	6.0%	372,083	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	614,156	13.2%	209,297	4.5%	302,318	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	614,156	12.5%	196,435	4.0%	245,544	5.0%
(to Total Average Assets)

The Company’s actual consolidated capital amounts and ratios are presented in the table as of the date indicated:

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2025	(in thousands)

Total Capital	$787,473	16.2%	$389,890	8.0%	$487,363	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	742,541	15.2%	292,418	6.0%	389,890	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	742,541	15.2%	219,313	4.5%	316,786	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	742,541	14.3%	207,439	4.0%	259,299	5.0%
(to Total Average Assets)

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2024	(in thousands)

Total Capital	$814,505	17.4%	$374,650	8.0%	$468,313	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	772,558	16.5%	280,988	6.0%	374,650	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	772,558	16.5%	210,741	4.5%	304,403	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	772,558	15.3%	202,436	4.0%	253,045	5.0%
(to Total Average Assets)

Note 11 – Earnings Per Share (“EPS”)

Basic EPS represents net income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS have been calculated in a manner similar to that of basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the vesting of restricted stock awards) were issued during the period, computed using the treasury stock method. There were 959,865 and 482,584 securities that had a dilutive effect during the three and six months ended June 30, 2025. There were no securities that had a dilutive effect during the three and six months ended June 30, 2024. Unallocated ESOP shares and unallocated restricted stock awards are not deemed outstanding for EPS calculations.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(Dollars in thousands, except per share data)

Net income applicable to common shares	$14,579	$9,453	$27,234	$18,154

Average number of common shares outstanding	41,396,960	42,705,729	41,396,960	42,705,729
Less: average unallocated ESOP shares	(3,245,635)	(3,416,458)	(3,245,635)	(3,215,177)
Less: average unallocated restricted stock awards	(959,865)	—	(482,584)	—
Average number of common shares outstanding used to calculate basic EPS	37,191,460	39,289,271	37,668,741	39,490,552
Common stock equivalents	358,949	—	179,474	—
Average number of common shares outstanding used to calculate diluted EPS	37,550,409	39,289,271	37,848,215	39,490,552

Earnings per common share - basic	$0.39	$0.24	$0.72	$0.46
Earnings per common share - diluted	$0.39	$0.24	$0.72	$0.46

For the three and six months ended June 30, 2025 and 2024, there were no anti-dilutive shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2025 and 2024 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	weakening in the United States economy in general and the regional and local economies within the Company’s market area;
●	the effects of inflationary pressures, labor market shortages and/or supply chain issues;
●	the instability or volatility in financial markets and unfavorable general business conditions, globally, nationally or regionally, whether caused by geopolitical concerns, recent disruptions in the banking industry, or other factors;
●	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, pandemics or other external events;
●	changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	failure to consummate or a delay in consummating the pending acquisition of Provident Bancorp, Inc. and BankProv, including as a result of any failure to obtain the necessary regulatory approvals or to satisfy any of the other conditions to the proposed transaction on a timely basis or at all;
●	risks related to the Company’s pending acquisition of Provident Bancorp, Inc. and BankProv and acquisitions generally, including disruptions to current plans and operations; difficulties in customer and employee retention; fees, expenses and charges related to these transactions being significantly higher than anticipated; unforeseen integration issues or impairment of goodwill and/or other intangibles; and the Company’s inability to achieve expected revenues, cost savings, synergies, and other benefits at levels or within the timeframes originally anticipated;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses on loans;
●	the effect of any change in federal government enforcement of federal laws affecting the cannabis industry;
●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;

●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, interest rate risk, credit risk, compliance risk, and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2025.

Allowance for Credit Losses

The Company estimates the ACL in accordance with the CECL methodology for loans measured at amortized cost. The ACL is established based upon the Company's current estimate of expected lifetime credit losses. Arriving at an appropriate amount of ACL involves a high degree of judgment.

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

For the loans that are individually assessed, the Company uses either a discounted cash flow approach or a fair value of collateral approach. The latter approach is used for loans deemed to be collateral dependent or when foreclosure is probable. In limited circumstances, the collateral value for an individually assessed loan may be based on the enterprise value of a company. The enterprise value method involves assessing the borrower’s ability to repay the loan by estimating the total value of its business, including both debt and equity. This approach is typically used where the recoverable value is based on the fair value of the company as a going concern, adjusted for the priority of the Company’s claim. Fair value adjustments are recorded in the period incurred as provision for credit losses in the consolidated statements of income.

Changes in these judgements and assumptions could be due to a number of circumstances which may have a direct impact on the provision for credit losses and may result in changes to the amount of ACL. The ACL is increased by the provision for credit losses and by recoveries of loans previously charged off. Credit losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan.

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

NB BANCORP, INC.
NON-GAAP RECONCILIATION
(Unaudited)
(Dollars in thousands)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net income (GAAP)	$14,579	$9,453	$27,234	$18,154

Add (Subtract):
Adjustments to net income:
BOLI surrender tax and modified endowment contract penalty	64	-	218	-
Defined benefit pension termination expense	-	-	1,217	390
Merger and acquisition expenses	530	-	530	-
Adjustment for adoption of ASU 2023-02	-	506	-	913
Total adjustments to net income	$594	$506	$1,965	$1,303
Less net tax benefit associated with merger and acquisition expenses and defined benefit pension termination expense	130	101	463	293
Non-GAAP adjustments, net of tax	464	405	1,502	1,010
Operating net income (non-GAAP)	$15,043	$9,858	$28,736	$19,164
Weighted average common shares outstanding, basic	37,191,460	39,289,271	37,668,741	39,490,552
Weighted average common shares outstanding, diluted	37,550,409	39,289,271	37,848,215	39,490,552
Operating earnings per share, basic (non-GAAP)	0.40	0.25	0.76	0.49
Operating earnings per share, diluted (non-GAAP)	0.40	0.25	0.76	0.49

Noninterest expense (GAAP)	$29,305	$26,214	$57,965	$51,781

Subtract (Add):
Noninterest expense components:
Defined benefit pension termination expense	-	-	1,217	390
Merger and acquisition expenses	530	-	530	-
Adjustment for adoption of ASU 2023-02	-	506	-	913
Total impact of non-GAAP noninterest expense adjustments	$530	$506	$1,747	$1,303
Noninterest expense on an operating basis (non-GAAP)	$28,775	$25,708	$56,218	$50,478

Operating net income (non-GAAP)	$15,043	$9,858	$28,736	$19,164
Average assets	5,178,071	4,703,274	5,162,387	4,599,471
Operating return on average assets (non-GAAP)	1.17%	0.84%	1.12%	0.84%
Average shareholders’ equity	745,670	741,325	751,473	737,510
Operating return on average shareholders' equity (non-GAAP)	8.09%	5.35%	7.71%	5.23%

Noninterest expense on an operating basis (non-GAAP)	$28,775	$25,708	$56,218	$50,478
Total revenue (net interest income plus total noninterest income) (non-GAAP)	51,185	41,703	98,572	83,839
Operating efficiency ratio (non-GAAP)	56.22%	61.65%	57.03%	60.21%

	As of
	June 30, 2025	June 30, 2024

Total shareholders’ equity (GAAP)	$737,122	$744,462
Subtract:
Intangible assets (core deposit intangible)	1,005	1,153
Total tangible shareholders’ equity (non-GAAP)	736,117	743,309
Total assets (GAAP)	5,226,554	4,805,261
Subtract:
Intangible assets (core deposit intangible)	1,005	1,153
Total tangible assets (non-GAAP)	$5,225,549	$4,804,108
Tangible shareholders' equity / tangible assets (non-GAAP)	14.09%	15.47%
Total common shares outstanding	40,748,380	42,705,729
Tangible book value per share (non-GAAP)	$18.06	$17.41

Comparison of Financial Condition as of June 30, 2025 and December 31, 2024

Total Assets. Total assets increased $68.8 million, or 1.3%, to $5.23 billion as of June 30, 2025 from $5.16 billion as of December 31, 2024. The increase was primarily driven by increases in net loans, non-public investments and available-for-sale securities, offset partially by decreases in cash and cash equivalents and BOLI.

Cash and Cash Equivalents. Cash and cash equivalents decreased $105.2 million, or 28.9%, to $258.7 million as of June 30, 2025 from $363.9 million as of December 31, 2024. The decrease in cash and cash equivalents was primarily a result of increased loan originations and the repurchase of 3,241,874 shares during the six months ended June 30, 2025.

Securities Available for Sale. Securities available for sale increased $7.2 million, or 3.2%, to $235.4 million as of June 30, 2025 from $228.2 million as of December 31, 2024 due to purchases of U.S. treasuries, government agency debt securities and mortgage backed securities.

Loans. Net loans increased $204.2 million, or 4.8%, to $4.50 billion as of June 30, 2025 from $4.29 billion as of December 31, 2024. The increase resulted primarily from increases in: construction and land development loans, which increased $140.5 million, or 24.1% and commercial and industrial loans, which increased $65.4 million, or 11.7%. The increase in our loan portfolio reflects our strategy to prudently grow the balance sheet by continuing to diversify into these higher-yielding loans to improve net margins and manage interest rate risk.

The Company had approximately $441.9 million and $459.6 million in loans to borrowers in the cannabis industry at June 30, 2025 and December 31, 2024, respectively. Of that total, $268.3 million and $321.9 million were direct loans to cannabis companies and were collateralized by real estate at June 30, 2025 and December 31, 2024, respectively.

Non-Public Investments. Non-public investments consist primarily of equity investments and FHLB and FRB stock holdings. These assets increased $11.4 million, or 46.8%, to $35.8 million as of June 30, 2025 from $24.4 million as of December 31, 2024. The increase resulted primarily from a new solar tax credit equity investment of $6.8 million, as well as increases in FHLB stock and FRB stock holdings of $1.1 million and $860,000, respectively.

BOLI. During the three and six months ended June 30, 2025, the Company received proceeds on surrendered BOLI policies of $48.8 million. The Company surrendered BOLI policies in September 2024, which allowed the insurance carriers a period of time to payout the proceeds, resulting in the Company carrying higher BOLI balances prior to the receipt of the proceeds from the surrender.

Deposits. Deposits increased $90.4 million, or 2.2%, to $4.27 billion as of June 30, 2025 from $4.18 billion as of December 31, 2024. Core deposits (which we define as all deposits including certificates of deposit, other than brokered deposits) increased $146.0 million, or 3.8%, to $4.01 billion as of June 30, 2025 from $3.87 billion as of December 31, 2024. The increase in deposits was the result of growth in customer deposits, primarily money market accounts, which increased $92.3 million, or 9.2%, noninterest-bearing demand deposits, which increased $22.4 million or 3.6%, savings accounts, which increased $12.8 million, or 11.8%, and customer time deposits, which increased $12.4 million, or 0.7%, from December 31, 2024. The increase in core deposits was partially offset by a decrease in brokered deposits of $55.6 million, or 18.0%, due to higher utilization of FHLB borrowings to fund loan growth and better rates on borrowings compared to brokered deposits.

The Company had $408.9 million and $395.2 million in deposits from the cannabis industry as of June 30, 2025 and December 31, 2024, respectively.

FHLB Borrowings. FHLB borrowings increased $6.8 million, or 5.6%, to $127.6 million as of June 30, 2025 from $120.8 million as of December 31, 2024. The increase in FHLB borrowings was the result of loan growth and brokered deposit maturities.

Shareholders’ Equity. Total shareholders’ equity decreased $28.0 million, or 3.7%, to $737.1 million as of June 30, 2025 from $765.2 million as of December 31, 2024, due to the $59.6 million decrease in additional paid-in capital resulting from the completion of the first share repurchase program and the initiation of the second repurchase program, partially offset by net income of $27.3 million during the six months ended June 30, 2025.

Comparison of Operating Results for the Three Months Ended June 30, 2025 and 2024

Net Income. Net income was $14.6 million for the quarter ended June 30, 2025, compared to net income of $9.5 million for the quarter ended June 30, 2024, an increase of approximately $5.1 million, or 54.2%. An increase of $8.3 million, or 21.4%, in net interest income and a $1.2 million, or 40.2%, increase in noninterest income was partially offset by a $3.1 million, or 11.8%, increase in noninterest expense and a $1.8 million, or 74.8%, increase in income tax expense.

Operating net income, excluding one-time charges, amounted to $15.0 million, or $0.40 per basic and diluted share for the quarter ended June 30, 2025 compared to operating net income, excluding one-time charges, of $9.9 million, or $0.25 per basic and diluted share, for the quarter ended June 30, 2024, an increase of $5.2 million, or 52.6%. The material one-time charges for the three months ended June 30, 2025 were:

●	Merger and acquisition costs of $530,000 related to the Company’s pending acquisition of Provident Bancorp Inc. and BankProv and;
●	Income tax expense and a modified endowment contract penalty related to the surrender of BOLI policies of $64,000.

Compared to the material one-time charges for the three months ended June 30, 2024:

●	Proportional amortization expense of $506,000 for the adoption of ASU 2023-02

Interest and Dividend Income. Interest and dividend income increased $8.7 million, or 12.3%, to $79.8 million for the quarter ended June 30, 2025 from $71.1 million for the quarter ended June 30, 2024, primarily due to a $9.4 million, or 14.5%, increase in interest and fees on loans. The increase in interest and fees on loans was primarily due to an increase of $492.2 million, or 12.3%, in the average balance of the loan portfolio to $4.48 billion for the quarter ended June 30, 2025 from $3.99 billion for the quarter ended June 30, 2024 and an increase of 11 basis points in the weighted average yield for the loan portfolio to 6.69% for the quarter ended June 30, 2025 from 6.58% for the quarter ended June 30, 2024, reflecting the growth of our commercial and construction loan portfolios. The increase in interest and fees on loans was partially offset by an $80.3 million decrease in the average balance of short-term investments to $199.3 million for the quarter ended June 30, 2025 from $279.6 million for the quarter ended June 30, 2024, as well as, a decrease of 109 basis points in the weighted average yield for the short-term investment portfolio to 4.46% for the quarter ended June 30, 2025 from 5.56% for the quarter ended June 30, 2024, driven by the reduction in cash from the share repurchase plans.

Average interest-earning assets increased $444.3 million, or 9.9%, to $4.94 billion for the quarter ended June 30, 2025 from $4.50 billion for the quarter ended June 30, 2024. The yield on interest-earning assets increased 12 basis points to 6.48% for the quarter ended June 30, 2025 from 6.36% for the quarter ended June 30, 2024.

Interest Expense. Total interest expense increased $441,000, or 1.4%, to $32.8 million for the quarter ended June 30, 2025 from $32.4 million for the quarter ended June 30, 2024. Interest expense on borrowings increased $330,000, or 40.2%, to $1.2 million for the quarter ended June 30, 2025 from $821,000 for the quarter ended June 30, 2024 primarily from the increased utilization of FHLB borrowings due to brokered deposit maturities. Interest expense on deposits increased $111,000, or 0.35%, to $31.7 million for the quarter ended June 30, 2025 from $31.6 million for the quarter ended June 30, 2024.

The increase was primarily due to an increase in the average balance of money market accounts of $253.2 million, or 30.3%, to $1.09 billion for the quarter ended June 30, 2025 from $836.9 million for the quarter ended June 30, 2024, an increase in the average balance of certificates of deposit and individual retirement accounts of $130.4 million, or 7.1%, to $1.96 billion for the quarter ended June 30, 2025 from $1.83 billion for the quarter ended June 30, 2024, offset by a decrease in the weighted average rate on certificates of deposit and individual retirement accounts of 70 basis points to 4.34% for the quarter ended June 30, 2025 from 5.04% for the quarter ended June 30, 2024.

Net Interest Income. Net interest income increased $8.3 million, or 21.4%, to $47.0 million for the quarter ended June 30, 2025 from $38.7 million for the quarter ended June 30, 2024, primarily due to a $444.3 million, or 9.9%, increase in the average balance of interest-earning assets to $4.94 billion for the quarter ended June 30, 2025 from $4.50 billion for the quarter ended June 30, 2024, a decrease in the weighted average rate on interest-bearing liabilities of 41 basis points from 3.93% for the quarter ended June 30, 2024 to 3.52% for the quarter ended June 30, 2025 and an increase in the weighted average rate on interest-bearing assets of 12 basis points from 6.36% for the quarter ended June 30, 2024 to 6.48% for the quarter ended June 30, 2025. These increases were partially offset by an increase in the average balance of interest-bearing liabilities of $431.3 million, or 13.0%, to $3.75 billion at June 30, 2025 from $3.32 billion at June 30, 2024.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL, a provision of $3.2 million was recorded for the quarter ended June 30, 2025, of which $4.2 million related to the provision for credit losses on loans, compared to a provision of $3.7 million for the quarter ended June 30, 2024, which included a $4.4 million provision for credit losses on loans. The release of provision for credit losses on unfunded commitments increased $321,000 during the three months ended June 30, 2025 as a result of a decrease in the WARM period on construction loans and a reduction in the probability of funding on construction commitments. The decrease of $506,000, or 13.8%, in the total provision for credit losses was primarily due to the $923,000 recovery on a commercial real estate participation loan during the three months ended June 30, 2025.

Noninterest Income. Noninterest income increased $1.2 million, or 40.2%, to $4.2 million for the quarter ended June 30, 2025 from $3.0 million for the quarter ended June 30, 2024. The increase resulted primarily from increases in customer service fees of $682,000, or 36.4%, due to higher loan and cash management fees, increases in the change in the cash surrender value of BOLI of $383,000, or 94.8%, resulting from carrying a higher balance of BOLI and increased SWAP contract fees of $259,000, or 97.7%, from an increase in the volume of closed customer SWAPs during the three months ended June 30, 2025; offset partially by decreases in mortgage banking income of $287,000, or 67.1%, resulting from a decrease in the volume of loans sold during the quarter ended June 30, 2025.

The table below sets forth our noninterest income for the quarters ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Customer service fees	$2,554	$1,872	$682	36.43%
Increase in cash surrender value of BOLI	787	404	383	94.80%
Mortgage banking income	141	428	(287)	(67.06)%
Swap contract income	524	265	259	97.74%
Other income	172	12	160	1,333.33%
Total noninterest income	$4,178	$2,981	$1,197	40.15%

Noninterest Expense. Noninterest expense increased $3.1 million, or 11.8%, to $29.3 million for the quarter ended June 30, 2025 from $26.2 million for the quarter ended June 30, 2024. Salaries and employee benefit expenses increased $1.8 million, or 10.9%, resulting primarily from a $1.4 million increase in employee compensation, a $366,000 increase in medical and dental benefits and a $212,000 increase in payroll taxes, all due to headcount increases related to the Company’s continued growth, a $262,000 increase in stock-based compensation as a result of the grants made during the current quarter and a $214,000 increase in ESOP compensation resulting from the Company’s stock price appreciation; partially offset by a $967,000 decrease in LTIP expenses resulting from reduced balances in the LTIP during the quarter ended June 30, 2025. Director and professional service fees increased $673,000, or 29.7%, primarily driven by $527,000 in stock compensation to directors related to grants made during the quarter ended June 30, 2025 and a $140,000 increase in Director’s fee expenses.

Merger and acquisition expenses increased $530,000 from $0 resulting from the announcement of the Provident Bancorp, Inc. and BankProv acquisition during the quarter ended June 30, 2025.

The table below sets forth our noninterest expense for the quarters ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$18,567	$16,746	$1,821	10.87%
Data processing expenses	2,493	2,325	168	7.23%
Director and professional service fees	2,943	2,270	673	29.65%
Occupancy and equipment expenses	1,465	1,461	4	0.27%
Marketing and charitable contribution expenses	954	1,095	(141)	(12.88)%
FDIC and state insurance assessments	883	633	250	39.49%
Merger and acquisition expenses	530	-	530	100.00%
General and administrative expenses	1,470	1,684	(214)	(12.71)%
Total noninterest expense	$29,305	$26,214	$3,091	11.79%

Income Tax Expense. Income tax expense increased $1.8 million, or 74.8%, to $4.1 million for the quarter ended June 30, 2025 from $2.4 million for the quarter ended June 30, 2024. The effective tax rate was 22.1% and 20.0% for the quarter ended June 30, 2025 and 2024, respectively. The increase in tax expense was from higher pre-tax income and an increase in projected pass through losses on solar income tax credit investments during the quarter ended June 30, 2025 compared to June 30, 2024.

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

	Three Months Ended
	June 30, 2025			June 30, 2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)
Interest-earning assets:
Loans	$4,479,682	$74,719	6.69%	$3,987,452	$65,271	6.58%
Securities	232,812	2,307	3.97%	204,336	1,690	3.33%
Other investments (5)	28,445	605	8.53%	24,517	299	4.91%
Short-term investments (5)	199,271	2,217	4.46%	279,559	3,862	5.56%
Total interest-earning assets	4,940,210	79,848	6.48%	4,495,864	71,122	6.36%
Non-interest-earning assets	277,791			242,145
Allowance for credit losses	(39,930)			(34,735)
Total assets	$5,178,071			$4,703,274

Interest-bearing liabilities:
Savings accounts	$119,736	134	0.45%	$117,509	15	0.05%
NOW accounts	469,473	1,227	1.05%	465,407	1,331	1.15%
Money market accounts	1,090,163	9,094	3.35%	836,949	7,257	3.49%
Certificates of deposit and individual retirement accounts	1,964,678	21,235	4.34%	1,834,299	22,976	5.04%
Total interest-bearing deposits	3,644,050	31,690	3.49%	3,254,164	31,579	3.90%
FHLB and FRB advances	103,406	1,151	4.46%	61,968	821	5.33%
Total interest-bearing liabilities	3,747,456	32,841	3.52%	3,316,132	32,400	3.93%
Non-interest-bearing deposits	591,873			557,453
Other non-interest-bearing liabilities	93,072			88,364
Total liabilities	4,432,401			3,961,949
Shareholders' equity	745,670			741,325
Total liabilities and shareholders' equity	$5,178,071			$4,703,274
Net interest income		$47,007			$38,722
Net interest rate spread (1)			2.96%			2.43%
Net interest-earning assets (2)	$1,192,754			$1,179,732
Net interest margin (3)			3.82%			3.46%

Average interest-earning assets to interest-bearing liabilities	131.83%			135.58%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.
(5)	Other investments are comprised of FRB stock, FHLB stock and swap collateral accounts. Short-term investments are comprised of cash and cash equivalents

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to volume and the changes due to rate. There were no out-of-period items or adjustments required to be excluded from the table below.

	Three Months Ended
	June 30, 2025 vs. 2024
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$8,190	$1,258	$9,448
Securities	255	362	617
Other investments	54	252	306
Short-term investments	(980)	(665)	(1,645)
Total interest-earning assets	7,519	1,207	8,726

Interest-bearing liabilities:
Savings accounts	—	119	119
NOW accounts	12	(116)	(104)
Money market accounts	2,100	(263)	1,837
Certificates of deposit and individual retirement accounts	1,874	(3,615)	(1,741)
Total interest-bearing deposits	3,986	(3,875)	111
Federal Home Loan Bank advances	434	(104)	330
Total interest-bearing liabilities	4,420	(3,979)	441

Change in net interest income	$3,099	$5,186	$8,285

Comparison of Operating Results for the Six Months Ended June 30, 2025 and 2024

Net Income. Net income was $27.2 million for the six months ended June 30, 2025, compared to net income of $18.2 million the six months ended June 30, 2024, an increase of approximately $9.1 million, or 50.0%. The increase was primarily due to a $13.2 million, or 17.0%, increase in net interest income and a $3.8 million, or 46.7%, decrease in the provision for credit losses, partially offset by a $6.2 million, or 11.9%, increase in noninterest expense and a $3.2 million, or 55.9%, increase in income tax expense.

Operating net income, excluding one-time charges, amounted to $28.7 million, or $0.76 per diluted share, for the six months ended June 30, 2025 compared to operating net income, excluding one-time charges, of $19.2 million for the six months ended June 30, 2024, an increase of $9.6 million, or 49.9%. The material one-time charges for the six months ended June 30, 2025 were:

●	Pension liquidation contributions of $1.2 million;
●	Merger and acquisition costs of $530,000 related to the Company’s pending acquisition of Provident Bancorp, Inc. and BankProv; and
●	Income tax expense and a modified endowment contract penalty related to the surrender of BOLI policies of $218,000.

Compared to the material one-time charges for the six months ended June 30, 2024:

●	Proportional amortization expense of $913,000 for the adoption of ASU 2023-02; and
●	Pension termination expenses of $390,000.

Interest and Dividend Income. Interest and dividend income increased $17.4 million, or 12.5%, to $156.7 million for the six months ended June 30, 2025 from $139.3 million for the six months ended June 30, 2024, primarily due to a $16.9 million, or 13.1%, increase in interest and fees on loans, reflecting the growth of our commercial and construction loan portfolios. The increase in interest and fees on loans was primarily due to an increase of $478.1 million, or 12.1%, in the average balance of the loan portfolio to $4.42 billion for the six months ended June 30, 2025 from $3.95 billion for the six months ended June 30, 2024 reflecting the growth of our commercial and construction loan portfolios.

Average interest-earning assets increased $518.1 million, or 11.8%, to $4.91 billion for the six months ended June 30, 2025 from $4.40 billion for the six months ended June 30, 2024. The yield on interest-earning assets increased 6 basis points to 6.43% for the six months ended June 30, 2025 from 6.37% for the six months ended June 30, 2024.

Interest Expense. Total interest expense increased $4.2 million, or 6.8%, to $66.2 million for the six months ended June 30, 2025 from $62.0 million for the six months ended June 30, 2024. Interest expense on deposit accounts increased $4.1 million, or 6.9%, to $63.9 million for the six months ended June 30, 2025 from $59.8 million for the six months ended June 30, 2024. The increase was primarily due to an increase in the average balance of money market accounts of $236.8 million, or 28.0% to $1.08 million for the six months ended June 30, 2025 from $844.9 million for the six months ended June 30, 2024 and an increase in the average balance of certificate of deposit and individual retirement accounts of $220.1 million, or 12.6%, to $1.97 billion for the six months ended June 30, 2025 from $1.75 billion for the six months ended June 30, 2024, partially offset by a decrease in the weighted average rate on certificate of deposit and individual retirement accounts of 51 basis points to 4.46% for the six months ended June 30, 2025 from 4.97% for the six months ended June 30, 2024.

Net Interest Income. Net interest income increased $13.2 million, or 17.0%, to $90.5 million for the six months ended June 30, 2025 from $77.4 million for the six months ended June 30, 2024, primarily due to a $518.1 million, or 11.8%, increase in the average balance of interest-earning assets to $4.91 billion for the six months ended June 30, 2025 from $4.40 billion for the six months ended June 30, 2024 and an increase in the weighted average yield on interest-earning assets of 6 basis points to 6.43% for the six months ended June 30, 2025 from 6.37% for the six months ended June 30, 2024 and a decrease in the weighted average rate on interest-bearing liabilities of 30 basis points to 3.57% for the six months ended June 30, 2025 from 3.87% for the six months ended June 30, 2024. These increases were offset partially by an increase in the average balance of interest-bearing liabilities of $516.6 million, or 16.0%, to $3.74 billion for the six months ended June 30, 2025 from $3.22 billion for the six months ended June 30, 2024.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL, a provision of $4.3 million was recorded for the six months ended June 30, 2025, of which $5.2 million related to the provision for credit losses on loans, compared to a provision of $8.1 million for the six months ended June 30, 2024, which included an $8.3 million provision for credit losses on loans. The release of provision for credit losses on unfunded commitments increased $649,000, or 291.0%, during the six months ended June 30, 2025 as a result of a decrease in the WARM period on construction loans and a reduction in the probability of funding on construction commitments. The decrease of $3.8 million, or 46.7%, in the total provision for credit losses was primarily due to the establishment of a $4.0 million specific reserve for a commercial real estate participation loan that was recorded during the six months ended June 30, 2024, with no increase in specific reserves necessary during the six months ended June 30, 2025. The commercial real estate participation loan was ultimately resolved with a $923,000 recovery during the six months ended June 30, 2025.

Noninterest Income. Noninterest income increased $1.6 million, or 24.0%, to $8.0 million for the six months ended June 30, 2025 from $6.5 million for the six months ended June 30, 2024. The increase resulted primarily from increases in customer service fees of $1.4 million, or 36.2%, due to higher loan and cash management fees and increases in the change in the cash surrender value of BOLI of $1.0 million, or 125.8%, resulting from carrying a higher balance of BOLI during the six months ended June 30, 2025; offset partially by decreases in other income of $454,000 resulting from the $610,000 debit card branding signing bonus earned during the six months ended June 30, 2024, offset partially by the annual $160,000 debit card incentive bonus earned during the six months ended June 30, 2025. The table below sets forth our noninterest income for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Customer service fees	$5,112	$3,754	$1,358	36.17%
Increase in cash surrender value of BOLI	1,818	805	1,013	125.84%
Mortgage banking income	317	539	(222)	(41.19)%
Swap contract income	612	752	(140)	(18.62)%
Other income	181	635	(454)	(71.50)%
Total noninterest income	$8,040	$6,485	$1,555	23.98%

Noninterest Expense. Noninterest expense increased $6.2 million, or 11.9%, to $58.0 million for the six months ended June 30, 2025 from $51.8 million for the six months ended June 30, 2024. Salaries and employee benefit expenses increased $3.4 million, or 9.9%, primarily from a $2.0 million increase in employee compensation expense, a $707,000 increase in medical and dental benefits expense and a $387,000 increase in payroll taxes from the hiring of additional employees consistent with our growth, an $828,000 increase in pension expense due to a $1.2 million final liquidation contribution, a $409,000 increase in ESOP compensation expense as a result of the Company’s stock price appreciation and a $262,000 increase in stock compensation expense from restricted stock award grants during the six months ended June 30, 2025; offset partially by a $1.6 million decrease in LTIP expenses resulting from reduced balances in the LTIP during the quarter ended June 30, 2025. Data processing expenses increased $938,000, or 21.7%, during the six months ended June 30, 2025, primarily the result of higher management information and general servicing system expenses. Director and professional service fees increased $912,000, or 21.8%, during the six months ended June 30, 2025, primarily the result of $527,000 in director stock compensation expense from restricted stock award grants during the six months ended June 30, 2025, a $273,000 increase in director’s fee expenses, a $135,000 increase in legal expenses and a $124,000 increase in consulting expenses. FDIC and state assessment expenses increased $702,000, or 70.6%, due to increases in the related assessment calculations resulting from the Bank’s growth. Merger and acquisition expenses increased $530,000 from $0 due to the announcement of the Company’s acquisition of Provident Bancorp, Inc. and BankProv. The table below sets forth our noninterest expense for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$37,717	$34,307	$3,410	9.94%
Data processing expenses	5,258	4,320	938	21.71%
Director and professional service fees	5,090	4,178	912	21.83%
Occupancy and equipment expenses	3,045	2,797	248	8.87%
Marketing and charitable contribution expenses	1,800	1,837	(37)	(2.01)%
FDIC and state insurance assessments	1,696	994	702	70.62%
Merger and acquisition expenses	530	-	530	100.00%
General and administrative expenses	2,829	3,348	(519)	(15.50)%
Total noninterest expense	$57,965	$51,781	$6,184	11.94%

Income Tax Expense. Income tax expense increased $3.2 million, or 55.9%, to $9.1 million for the six months ended June 30, 2025 from $5.8 million for the six months ended June 30, 2024, mainly resulting from the increase in net income during the quarter ended June 30, 2025. The effective tax rate was 25.0% and 24.2% for the six months ended June 30, 2025 and 2024, respectively.

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

	Six Months Ended
	June 30, 2025			June 30, 2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)
Interest-earning assets:
Loans	$4,423,357	$146,159	6.66%	$3,945,248	$129,270	6.59%
Securities	231,616	4,596	4.00%	198,816	2,968	3.00%
Other investments (5)	27,953	823	5.94%	24,780	715	5.80%
Short-term investments (5)	231,627	5,119	4.46%	227,588	6,360	5.62%
Total interest-earning assets	4,914,553	156,697	6.43%	4,396,432	139,313	6.37%
Non-interest-earning assets	287,145			236,778
Allowance for credit losses	(39,311)			(33,739)
Total assets	$5,162,387			$4,599,471

Interest-bearing liabilities:
Savings accounts	$116,760	180	0.31%	$121,658	31	0.05%
NOW accounts	469,968	2,267	0.97%	422,259	2,047	0.97%
Money market accounts	1,081,650	17,840	3.33%	844,854	14,451	3.44%
Certificates of deposit and individual retirement accounts	1,971,891	43,642	4.46%	1,751,817	43,266	4.97%
Total interest-bearing deposits	3,640,269	63,929	3.54%	3,140,588	59,795	3.83%
FHLB and FRB advances	97,321	2,236	4.63%	80,427	2,164	5.41%
Total interest-bearing liabilities	3,737,590	66,165	3.57%	3,221,015	61,959	3.87%
Non-interest-bearing deposits	581,767			555,021
Other non-interest-bearing liabilities	91,557			85,925
Total liabilities	4,410,914			3,861,961
Shareholders' equity	751,473			737,510
Total liabilities and shareholders' equity	$5,162,387			$4,599,471
Net interest income		$90,532			$77,354
Net interest rate spread (1)			2.86%			2.50%
Net interest-earning assets (2)	$1,176,963			$1,175,417
Net interest margin (3)			3.71%			3.54%

Average interest-earning assets to interest-bearing liabilities	131.49%			136.49%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.
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

	Six Months Ended
	June 30, 2025 vs. 2024
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$15,789	$1,100	$16,889
Securities	543	1,085	1,628
Other	93	15	108
Short-term investments	115	(1,356)	(1,241)
Total interest-earning assets	16,540	844	17,384

Interest-bearing liabilities:
Savings accounts	(1)	150	149
NOW accounts	230	(10)	220
Money market accounts	3,884	(495)	3,389
Certificates of deposit and individual retirement accounts	2,173	(1,797)	376
Total interest-bearing deposits	6,286	(2,152)	4,134
Federal Home Loan Bank advances	236	(164)	72
Total interest-bearing liabilities	6,522	(2,316)	4,206

Change in net interest income	$10,018	$3,160	$13,178

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the FHLB and the Discount Window at the Federal Reserve Bank of Boston (“FRB”). As of June 30, 2025, we had outstanding advances of $127.6 million from the FHLB. As of June 30, 2025, we had unused borrowing capacity of $724.2 million with the FHLB. At June 30, 2025, the Bank had $593.4 million available from the discount window under the Borrower in Custody (“BIC”) program at the FRB. Additionally, as of June 30, 2025, we had $254.2 million of brokered deposits and pursuant to our internal liquidity policy, which allows us to utilize brokered deposits up to 25.0% of our total assets, we had an additional capacity of up to approximately $1.05 billion of brokered deposits.

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

At June 30, 2025, we had $35.5 million in commitments to originate loans outstanding. In addition, we had $584.3 million in unused lines of credit to borrowers, $434.3 million in unadvanced construction loans and $5.7 million in letters of credit outstanding.

Non-brokered certificates of deposit due within one year of June 30, 2025 totaled $1.58 billion, or 36.9%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits, FHLB advances and FRB borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the non-brokered certificates of deposit due on or before June 30, 2026, or on our other interest-bearing deposit accounts. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of June 30, 2025.

Our primary investing activity is originating loans. During the six months ended June 30, 2025, we originated $212.8 million of loans, net of repayments.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced net increases in deposits of $90.4 million for the six months ended June 30, 2025. At June 30, 2025 and December 31, 2024, the level of brokered time deposits was $254.2 million and $309.8 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. FHLB advances decreased $6.8 million during the six months ended June 30, 2025.

For additional information, see the consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

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

As of June 30, 2025, Needham Bank and NB Bancorp, Inc. exceeded all of their regulatory capital requirements, and were categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 10 of the notes to consolidated financial statements.

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

			Total Number of Shares	Item2
			Purchased as Part of the	That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares	Paid per Share (1)	Share Repurchase Program	Share Repurchase Program (2)

June 1 - June 30, 2025	1,106,588	$17.08	1,106,588	921,934
Total	1,106,588	$17.08	1,106,588	921,934

(1) Includes commissions paid and excise tax.

(2) On May 7, 2025, the Company announced a second stock repurchase program that authorizes the Company to purchase up to 2,028,522 shares, or 5%, of the Company's outstanding shares of common stock.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

On June 5, 2025, the Bank entered into a Change in Control Agreement with Jean-Pierre Lapointe, Chief Financial Officer of the Company and the Bank. The terms of the Agreement are identical to the terms of the previous Change in Control Agreement the Bank had entered into with Mr. Lapointe except the new Agreement contains a term of twenty-four (24) months and a severance payment of twenty-four months.

The agreement has an initial term of twenty-four months and renews for a new twenty-four-month term on each anniversary of the agreement, and provides for a lump sum payment to Mr. Lapointe, upon a change in control followed by a termination, equal to two (2) times his annual compensation, defined as base salary plus the annual incentive bonus at the target bonus opportunity amount. Additionally, if Mr. Lapointe participated in the health and dental plans immediately before termination and elected COBRA, Mr. Lapointe would be entitled to a monthly cash payment for twenty-four months or the executive’s COBRA health continuation period, whichever ends earlier, in the amount equal to the employer-monthly contributions that the Company would have paid to provide health and dental insurance to Mr. Lapointe.

The Agreement was filed with the Company’s Current Report on Form 8-K filed on June 5, 2025.

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

NB BANCORP, INC.

Date: August 8, 2025	/s/ Joseph Campanelli
Joseph Campanelli
Chairman, President and Chief Executive Officer

Date: August 8, 2025	/s/ Jean-Pierre Lapointe
Jean-Pierre Lapointe
Executive Vice President and Chief Financial Officer