Form 10-Q
period 2025-09-30
NB Bancorp, Inc.
filed 2025-11-07
CIK 1979330

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

As of November 1, 2025, 39,826,446 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

NB Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

NB Bancorp, Inc.
Consolidated Balance Sheets
September 30, 2025 (Unaudited) and December 31, 2024
(in thousands except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Cash and due from banks	$197,548	$211,166
Federal funds sold	97,829	152,689
Total cash and cash equivalents	295,377	363,855

Available-for-sale securities, at fair value	231,023	228,205

Loans receivable, net of deferred fees	4,716,129	4,333,152
Allowance for credit losses	(43,052)	(38,744)
Net loans	4,673,077	4,294,408

Accrued interest receivable	21,074	19,685
Banking premises and equipment, net	33,842	34,654
Non-public investments	44,531	24,364
Bank-owned life insurance ("BOLI")	56,342	102,785
Prepaid expenses and other assets	58,481	59,482
Deferred income tax asset	28,643	30,299
Total assets	$5,442,390	$5,157,737

Liabilities and shareholders' equity
Deposits
Core deposits	$4,176,991	$3,867,846
Brokered deposits	388,673	309,806
Total deposits	4,565,664	4,177,652
Mortgagors' escrow accounts	4,543	4,549
FHLB borrowings	41,453	120,835
Accrued expenses and other liabilities	73,139	65,708
Accrued retirement liabilities	20,557	23,826
Total liabilities	4,705,356	4,392,570

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized; 39,826,446 and 42,705,729
shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	398	427
Additional paid-in capital	342,526	417,247
Unallocated common shares held by the Employee Stock Ownership Plan ("ESOP")	(43,049)	(44,813)
Retained earnings	440,281	400,473
Accumulated other comprehensive loss	(3,122)	(8,167)
Total shareholders' equity	737,034	765,167
Total liabilities and shareholders' equity	$5,442,390	$5,157,737

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Income
(Unaudited - Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$77,365	$70,518	$223,524	$199,788
Interest on securities	2,253	1,768	6,850	4,736
Interest and dividends on cash equivalents and other	2,070	3,717	8,012	10,792
Total interest and dividend income	81,688	76,003	238,386	215,316

INTEREST EXPENSE
Interest on deposits	31,273	33,612	95,201	93,408
Interest on borrowings	2,240	1,067	4,478	3,230
Total interest expense	33,513	34,679	99,679	96,638

NET INTEREST INCOME	48,175	41,324	138,707	118,678

PROVISION FOR CREDIT LOSSES
Provision for credit losses - loans	1,041	4,997	6,232	13,316
Provision for (release of) credit losses - unfunded commitments	355	(2,374)	(517)	(2,597)
Total provision for credit losses	1,396	2,623	5,715	10,719

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	46,779	38,701	132,992	107,959

NONINTEREST INCOME
Customer service fees	2,498	1,963	7,610	5,717
Increase in cash surrender value of BOLI	631	414	2,449	1,219
Mortgage banking income	193	367	510	905
Swap contract income	208	375	820	1,128
Loss on sale of available-for-sale securities, net	—	(1,868)	—	(1,868)
Other income	21	14	202	649
Total noninterest income	3,551	1,265	11,591	7,750

NONINTEREST EXPENSE
Salaries and employee benefits	18,641	17,202	56,358	51,509
Director and professional service fees	2,920	1,995	8,010	6,174
Occupancy and equipment expenses	1,559	1,394	4,604	4,192
Data processing expenses	2,911	2,226	8,169	6,547
Marketing and charitable contribution expenses	949	842	2,750	2,680
FDIC and state insurance assessments	928	812	2,624	1,806
Merger and acquisition expenses	994	—	1,525	—
General and administrative expenses	1,466	115	4,293	3,459
Total noninterest expense	30,368	24,586	88,333	76,367

INCOME BEFORE TAXES	19,962	15,380	56,250	39,342

INCOME TAX EXPENSE	4,600	6,997	13,654	12,805

NET INCOME	$15,362	$8,383	$42,596	$26,537

Weighted average common shares outstanding, basic	35,372,205	39,289,271	37,100,616	39,423,214
Weighted average common shares outstanding, diluted	35,579,456	39,289,271	37,289,349	39,423,214
Earnings per share, basic	$0.43	$0.21	$1.15	$0.67
Earnings per share, diluted	$0.43	$0.21	$1.14	$0.67

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited - Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
NET INCOME	$15,362	$8,383	$42,596	$26,537

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net change in fair value of available-for-sale securities	1,780	3,991	3,805	4,753
Net change in fair value of cash flow hedges	1,240	—	1,240	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX:	3,020	3,991	5,045	4,753
TOTAL COMPREHENSIVE INCOME, NET OF TAX	$18,382	$12,374	$47,641	$31,290

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited - Dollars in thousands)

	For the Three Months Ended
	Shares of			Unallocated		Accumulated
	Common		Additional	Common		Other
	Stock		Paid-In	Stock Held by	Retained	Comprehensive
	Outstanding	Common Stock	Capital	ESOP	Earnings	Income (Loss)	Total
Balance, June 30, 2024	42,705,729	$427	$416,845	$(46,002)	$374,177	$(11,135)	$734,312
Net income	—	—	—	—	8,383	—	8,383
Other comprehensive income, net of tax	—	—	—	—	—	3,991	3,991
ESOP shares committed to be released (43,057 shares)	—	—	168	595	—	—	763
Balance, September 30, 2024	42,705,729	$427	$417,013	$(45,407)	$382,560	$(7,144)	$747,449

Balance, June 30, 2025	40,748,380	$407	$358,793	$(43,643)	$427,707	$(6,142)	$737,122
Net income	—	—	—	—	15,362	—	15,362
Other comprehensive income, net of tax	—	—	—	—	—	3,020	3,020
Repurchase of common shares under share repurchase plan	(921,934)	(9)	(17,523)	—	—	—	(17,532)
Stock-based compensation	—	—	1,061	—	—	—	1,061
ESOP shares committed to be released (43,057 shares)	—	—	195	594	—	—	789
Dividends paid	—	—	—	—	(2,788)	—	(2,788)
Balance, September 30, 2025	39,826,446	$398	$342,526	$(43,049)	$440,281	$(3,122)	$737,034

	For the Nine Months Ended
	Shares of			Unallocated		Accumulated
	Common		Additional	Common		Other
	Stock		Paid-In	Stock Held by	Retained	Comprehensive
	Outstanding	Common Stock	Capital	ESOP	Earnings	Income (Loss)	Total
Balance, December 31, 2023	42,705,729	$427	$417,030	$(13,774)	$366,173	$(11,897)	$757,959
Adoption of ASU 2023-02	—	—	—	—	(10,150)	—	(10,150)
Net income	—	—	—	—	26,537	—	26,537
Other comprehensive income, net of tax	—	—	—	—	—	4,753	4,753
Costs from stock offering and issuance of common shares	—	—	(225)	—	—	—	(225)
Purchase of common shares held by ESOP (2,416,458 shares)	—	—	—	(33,397)	—	—	(33,397)
ESOP shares committed to be released (127,766 shares)	—	—	208	1,764	—	—	1,972
Balance, September 30, 2024	42,705,729	$427	$417,013	$(45,407)	$382,560	$(7,144)	$747,449

Balance, December 31, 2024	42,705,729	$427	$417,247	$(44,813)	$400,473	$(8,167)	$765,167
Net income	—	—	—	—	42,596	—	42,596
Other comprehensive income, net of tax	—	—	—	—	—	5,045	5,045
Repurchase of common shares under share repurchase plan	(4,163,808)	(41)	(77,084)	—	—	—	(77,125)
Restricted stock award issued	1,284,525	12	(12)	—	—	—	—
Stock-based compensation	—	—	1,848	—	—	—	1,848
ESOP shares committed to be released (127,766 shares)	—	—	527	1,764	—	—	2,291
Dividends paid	—	—	—	—	(2,788)	—	(2,788)
Balance, September 30, 2025	39,826,446	$398	$342,526	$(43,049)	$440,281	$(3,122)	$737,034

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited - Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,596	$26,537
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of available-for-sale securities	(215)	(257)
Loss on sale of available-for-sale securities, net	—	1,868
Amortization of core deposit intangible	112	112
Provision for credit losses	5,715	10,719
Loan hedge fair value adjustments, net	(115)	87
Change in net deferred loan origination fees	506	785
Mortgage loans originated for sale	(4,983)	(13,010)
Proceeds from sale of mortgage loans held for sale	8,043	22,707
Gain on sale of mortgage loans	(217)	(672)
Depreciation and amortization expense	2,173	2,109
Gain from BOLI death benefit	(25)	—
Increase in cash surrender values of BOLI	(2,424)	(1,219)
Establishment of solar income tax credit investment basis reduction deferred tax liability	—	2,503
Deferred income tax benefit	(29)	(2,533)
ESOP expense	2,291	1,972
Stock-based compensation	1,848	—
Changes in operating assets and liabilities:
Accrued interest receivable	(1,389)	(1,387)
Prepaid expenses and other assets	6,636	(21,390)
Accrued expenses and other liabilities	3,978	(9,838)
Accrued retirement liabilities	(3,269)	2,818

NET CASH PROVIDED BY OPERATING ACTIVITIES	61,232	21,911

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and purchases, net of repayments	(389,776)	(377,883)
Purchases of available-for-sale securities	(45,558)	(98,661)
Proceeds from sales of available-for-sale securities	—	27,444
Proceeds from maturities, calls and paydowns of available-for-sale securities	48,032	62,971
Recoveries of loans previously charged off	1,517	258
Net change in non-public investments	(20,167)	4,946
Proceeds from BOLI death benefit	128	—
Proceeds from surrender (purchases) of BOLI policies	48,764	(50,001)
Purchases of banking premises and equipment	(1,361)	(1,380)

NET CASH USED IN INVESTING ACTIVITIES	(358,421)	(432,306)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	388,012	655,306
Net costs from stock offering and issuance of common shares	—	(225)
Purchase of common shares held by ESOP	—	(33,397)
Repurchase of common shares under share repurchase plan	(77,125)	—
Dividends paid	(2,788)	—
Net change in mortgagors' escrow accounts	(6)	172
Decrease in FHLB borrowings, net	(79,382)	(167,003)

NET CASH PROVIDED BY FINANCING ACTIVITIES	228,711	454,853

NET CHANGE IN CASH AND CASH EQUIVALENTS	(68,478)	44,458

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	363,855	272,591

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$295,377	$317,049

Supplemental disclosure of cash paid during the period for:
Interest	$104,974	$95,259
Income taxes	5,325	11,902

Supplemental disclosure of non-cash transactions:
Cumulative effect adjustment of adoption of ASU 2023-02, net of income taxes	$—	$10,150
Unrealized gains (losses) on available-for-sale securities	5,077	(8,309)
Unrealized gains on cash flow hedges	1,653	—
Mortgage loans transferred to loans held for sale	2,967	9,415
Restricted stock awards granted	12	—
Initial recognition of operating lease right of use assets and lease liabilities	1,238	634
Increase in operating lease right of use assets and lease liabilities resulting from lease modifications	2,732	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Corporate Structure and Nature of Operations; Basis of Presentation

NB Bancorp, Inc., a Maryland corporation (the “Company”) (referred to herein as the “Company,” “we,” “us,” or “our”), is a bank holding company. Through its wholly-owned subsidiary, Needham Bank (the “Bank”), the Company provides a variety of banking services, through its full-service bank branches, located primarily in eastern Massachusetts.

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

On June 5, 2025, the Company announced the signing of a definitive merger agreement under which the Company will acquire Provident Bancorp, Inc., with the Company as the surviving entity, and the Bank will acquire BankProv, the wholly owned subsidiary of Provident Bancorp, Inc., with the Bank as the surviving entity (the “Merger”). The transaction is valued at approximately $211.8 million. The closing of the Merger, which is expected to occur during the fourth quarter of 2025, was approved by the affirmative vote of the holders of a majority of Provident Bancorp, Inc. common stock and the receipt of required regulatory approvals from applicable state and federal regulators.

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

The accompanying Consolidated Balance Sheet as of September 30, 2025, the Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholders’ Equity and Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2025 and 2024 are unaudited. The Consolidated Balance Sheet as of December 31, 2024 was derived from the Audited Consolidated Financial Statements as of that date. The interim Consolidated Financial Statements and the accompanying notes should be read in conjunction with the annual Consolidated Financial Statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC. In the opinion of management, the Company’s Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim period, or any future year or period.

The Company qualifies as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012 and has elected to defer the adoption of new or revised accounting standards until the nonpublic company effective dates. As such, the Company will adopt standards on the nonpublic company effective dates until such time that we no longer qualify as an EGC.

Subsequent events are events or transactions that occur after the consolidated balance sheet date but before consolidated financial statements are issued.

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

Operating Segments

The Company adopted FASB ASU 2023-07 “Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures” on January 1, 2024, which requires that information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue producing components for which separate financial information is produced internally and which are subject to evaluation by the chief operating decision maker (“CODM”). The Company has determined that its CODM is its Chief Executive Officer. The Company has one reportable segment: its banking business, which consists of a full range of banking, lending, savings, and small business offerings. The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as is net income reported in the Company’s consolidated statements of income and other comprehensive income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statements of income and other comprehensive income.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

In preparing the Consolidated Financial Statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and income and expenses for the periods reported. Actual results could differ from those estimates based on changing conditions, including economic conditions and future events. Material estimates that are particularly susceptible to change relate to the determination of the allowance for credit losses, valuation and fair value measurements, the liabilities for benefit obligations (particularly pensions) and the provision for income taxes.

Recent Accounting Pronouncements

Relevant standards that were recently issued but not yet adopted as of September 30, 2025:

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

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Securities

The Company's available-for-sale securities are carried at fair value. For available-for-sale securities in an unrealized loss position, management will first evaluate whether there is intent to sell, or if it is more likely than not that the Company will be required to sell a security prior to anticipated recovery of its amortized cost basis. If either of these criteria are met, the Company will record a write-down of the security's amortized cost basis to fair value through income. For those available-for-sale securities which do not meet the intent or requirement to sell criteria, management will evaluate whether the decline in fair value is a result of credit-related matters or other factors. In performing this assessment, management considers the creditworthiness of the issuer including whether the security is guaranteed by the U.S. Federal Government or other government agency, the extent to which fair value is less than amortized cost, and changes in credit rating during the period, among other factors.

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

Securities have been classified on the consolidated balance sheets according to management’s intent. The following tables summarize the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses at the dates indicated:

	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gain	Loss	Credit Losses	Fair Value

September 30, 2025	(in thousands)
Available-for-Sale Debt Securities:
U.S. Treasury securities	$68,838	$338	$(153)	$—	$69,023
U.S. Government agencies	11,149	52	(1)	—	11,200
Agency mortgage-backed securities	45,043	124	(1,320)	—	43,847
Agency collateralized mortgage obligations	10,833	224	(107)	—	10,950
Corporate bonds	86,465	272	(4,093)	—	82,644
Municipal obligations	6,595	—	(107)	—	6,488
SBA securities	6,977	—	(106)	—	6,871
Total	$235,900	$1,010	$(5,887)	$—	$231,023

	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gain	Loss	Credit Losses	Fair Value

December 31, 2024	(in thousands)
Available-for-Sale Debt Securities:
U.S. Treasury securities	$69,469	$104	$(489)	$—	$69,084
U.S. Government agencies	9,005	9	(7)	—	9,007
Agency mortgage-backed securities	42,083	—	(2,899)	—	39,184
Agency collateralized mortgage obligations	10,993	147	(307)	—	10,833
Corporate bonds	90,219	163	(6,337)	—	84,045
Municipal obligations	10,092	—	(286)	—	9,806
SBA securities	6,298	2	(54)	—	6,246
Total	$238,159	$425	$(10,379)	$—	$228,205

The Company did not record a provision for estimated credit losses on any available-for-sale securities for the three and nine months ended September 30, 2025 and 2024. Excluded from the table above is accrued interest on available-for-sale securities of $1.7 million and $1.6 million at September 30, 2025 and December 31, 2024, respectively, which is included within accrued interest receivable on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on available-for-sale securities for the three and nine months ended September 30, 2025 and 2024. No securities held by the Company were delinquent on contractual payments at September 30, 2025 or December 31, 2024, nor were any securities placed on non-accrual status for the three and nine months ended September 30, 2025 and 2024.

The following is a summary of actual maturities of certain available-for-sale securities as of September 30, 2025. The amortized cost and fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Agency mortgage-backed securities and collateralized mortgage obligations are presented as separate lines as paydowns are expected to occur before contractual maturity dates.

	Available-for-Sale
	Amortized Cost	Fair Value

	(in thousands)

Within one year	$44,634	$44,293
Over one year to five years	81,471	81,245
Over five years to ten years	49,235	46,025
Over ten years	4,684	4,663
	180,024	176,226
Agency mortgage-backed securities	45,043	43,847
Agency collateralized mortgage obligations	10,833	10,950
	$235,900	$231,023

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of available-for-sale securities during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company sold $29.3 million of AFS securities and recognized gross realized losses of $1.9 million and gross realized gains of $30,000.

There were no available-for-sale securities pledged to secure borrowings as of September 30, 2025 and December 31, 2024.

The following tables present fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated.

		Less than 12 Months		12 Months or More		Total

		(Dollars in thousands)
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
September 30, 2025	Number of Securities	Losses	Value	Losses	Value	Losses	Value
U. S. Treasuries	7	$(5)	$6,417	$(148)	$6,848	$(153)	$13,265
U.S. Government Agencies	2	(1)	2,500	—	—	(1)	2,500
Agency mortgage-backed securities	14	(236)	9,468	(1,084)	24,542	(1,320)	34,010
Agency collateralized mortgage obligations	3	(1)	49	(106)	7,657	(107)	7,706
Corporate bonds	28	(596)	11,375	(3,497)	63,555	(4,093)	74,930
Municipal obligations	6	(6)	1,434	(101)	5,054	(107)	6,488
SBA securities	5	(106)	6,871	—	—	(106)	6,871
Total	65	$(951)	$38,114	$(4,936)	$107,656	$(5,887)	$145,770

		Less than 12 Months		12 Months or More		Total

		(Dollars in thousands)
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2024	Number of Securities	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	18	$(152)	$35,388	$(337)	$6,646	$(489)	$42,034
U.S. Government Agencies	2	(7)	4,999	—	—	(7)	4,999
Agency mortgage-backed securities	17	(1,196)	30,229	(1,703)	8,955	(2,899)	39,184
Agency collateralized mortgage obligations	3	(304)	8,265	(3)	113	(307)	8,378
Corporate bonds	29	(1,250)	8,748	(5,087)	69,134	(6,337)	77,882
Municipal obligations	6	—	—	(286)	7,306	(286)	7,306
SBA securities	3	(54)	4,722	—	—	(54)	4,722
Total	78	$(2,963)	$92,351	$(7,416)	$92,154	$(10,379)	$184,505

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Included in corporate bonds are investments in senior and subordinated debt of banks and bank holding companies, some of which do not have investment ratings.

At September 30, 2025, available-for-sale debt securities had unrealized losses with aggregate depreciation of 3.9% from the Company’s amortized cost basis. These unrealized losses relate to changes in market interest rates since acquiring the securities. As management has the intent and ability to hold available-for-sale debt securities until maturity or cost recovery, no allowance for credit losses on securities is deemed necessary as of September 30, 2025 and December 31, 2024.

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

Allowance for Credit Losses

The Allowance for Credit Losses (“ACL”) represents management’s best estimate of credit losses over the remaining life of the loan portfolio. Loans are charged-off against the ACL when management believes the loan balance is no longer collectible. This determination made is based on management's review of specific facts and circumstances of the individual loan, including the expected cash flows to repay the loan, the value of the collateral and the ability and willingness of any guarantors to perform. Subsequent recoveries of previously charged-off amounts are recorded as increases to the ACL.

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

Qualitative adjustments to quantitative loss factors, either negative or positive, may include considerations of economic conditions, volume and severity of past due loans, value of underlying collateral, experience, depth, and ability of management, and concentrations of credit. During the three and nine months ended September 30, 2025, as part of management’s annual analysis of prepayment speeds, the historical prepayment speed analysis of the purchased consumer loans portfolio used in the ACL calculation was enhanced, transitioning from a lifetime analysis to a month-over-month analysis. The resulting Other Consumer loans prepayment speed forecast dropped from 16.8% to 10.1% and resulted in a $1.3 million increase in the quantitative value of the Other Consumer Loans ACL.

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

In accordance with the Company’s policy, non-accrual residential real estate loans that are below $500,000 and well secured (loan-to-value <60%) are excluded from individually evaluated loans. Measurement of credit loss is based on the expected future cash flows of an individually evaluated loan, discounted at the loan’s effective interest rate or measured on an observable market value, if one exists, or the estimated market value of the collateral underlying the loan, discounted to consider estimated costs to sell the collateral for collateral-dependent loans. If the net value is less than the loan’s amortized cost, a specific reserve in the ACL is recorded, which is charged-off in the period when management believes the loan balance is no longer collectible.

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

	September 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)

One-to-four-family residential	$1,133,856	24.01%	$1,130,791	26.06%
Home equity	138,979	2.94%	124,041	2.86%
Total residential real estate	1,272,835	26.95%	1,254,832	28.92%

Commercial real estate	1,449,675	30.70%	1,363,394	31.42%
Multi-family residential	430,428	9.11%	333,047	7.67%
Total commercial real estate	1,880,103	39.81%	1,696,441	39.09%
Construction and land development	655,023	13.87%	583,809	13.45%
Commercial and industrial	651,731	13.80%	559,828	12.90%
Total commercial	3,186,857	67.48%	2,840,078	65.44%

Consumer, net of premium/discount	263,259	5.57%	244,558	5.64%

Total loans	4,722,951	100.00%	4,339,468	100.00%
Deferred fees, net	(6,822)		(6,316)
Allowance for credit losses	(43,052)		(38,744)
Net loans	$4,673,077		$4,294,408

Included in the above are approximately $418.6 million and $459.6 million in loans to borrowers in the cannabis industry at September 30, 2025 and December 31, 2024, respectively. Of that total, $258.5 million and $321.9 million were direct loans to cannabis companies and were collateralized by real estate at September 30, 2025 and December 31, 2024, respectively.

During the three months ended September 30, 2025 and 2024, the Company purchased approximately $20.3 million and $13.3 million of consumer loan pools, respectively. During the nine months ended September 30, 2025 and 2024, the Company purchased approximately $34.7 million and $32.9 million of consumer loan pools, respectively. The loans purchased during the three and nine months ended September 30, 2025 included loan pools collateralized by automobiles. The loans purchased during the three and nine months ended September 30, 2024 included loan pools collateralized by boats, recreational vehicles and automobiles.

The outstanding balances of these purchased consumer loan pools, shown net of premium (discount) are as follows as of the dates stated:

	September 30, 2025
	Gross Loan	Premium (Discount)	Net Loan

	(in thousands)

Student loans	$5,733	$35	$5,768
Boat and RV loans	41,517	937	42,454
Automobile loans	68,307	—	68,307
Solar panel loans	50,436	(4,758)	45,678
Home improvement loans	37,768	(15)	37,753
Total	$203,761	$(3,801)	$199,960

	December 31, 2024
	Gross Loan	Premium (Discount)	Net Loan

	(in thousands)

Student loans	$6,954	$42	$6,996
Boat and RV loans	48,147	1,136	49,283
Automobile loans	52,092	—	52,092
Solar panel loans	55,400	(5,073)	50,327
Home improvement loans	44,458	(15)	44,443
Total	$207,051	$(3,910)	$203,141

The carrying value of loans pledged to secure advances from the FHLB were $1.23 billion and $1.24 billion as of September 30, 2025 and December 31, 2024, respectively.

The following table presents the aging of the amortized cost of loans receivable by loan category as of the date stated:

	September 30, 2025
		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans

	(in thousands)
Real estate loans:
One-to-four-family residential	$1,130,365	$377	$343	$171	$2,600	$1,133,856
Home equity	137,620	187	—	—	1,172	138,979
Commercial real estate	1,447,710	—	—	1,156	809	1,449,675
Multi-family residential	430,428	—	—	—	—	430,428
Construction and land development	655,013	—	—	—	10	655,023
Commercial and industrial	644,657	—	2,388	—	4,686	651,731
Consumer	256,767	2,792	1,620	—	2,080	263,259
Total	$4,702,560	$3,356	$4,351	$1,327	$11,357	$4,722,951

	December 31, 2024
		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans

	(in thousands)
Real estate loans:
One-to-four-family residential	$1,124,762	$2,363	$736	$—	$2,930	$1,130,791
Home equity	122,812	100	171	—	958	124,041
Commercial real estate	1,355,064	5,325	—	—	3,005	1,363,394
Multi-family residential	332,740	307	—	—	—	333,047
Construction and land development	583,435	364	—	—	10	583,809
Commercial and industrial	550,353	4,907	10	—	4,558	559,828
Consumer	236,801	3,725	1,637	—	2,395	244,558
Total	$4,305,967	$17,091	$2,554	$—	$13,856	$4,339,468

The following table presents the amortized cost of nonaccrual loans receivable by loan category as of the dates stated:

	September 30, 2025			December 31, 2024
	Nonaccrual	Nonaccrual	Total	Nonaccrual	Nonaccrual	Total
	Loans with	Loans with	Nonaccrual	Loans with	Loans with	Nonaccrual
	No ACL	an ACL	Loans	No ACL	an ACL	Loans

	(In thousands)
Real estate loans:
One-to-four-family residential	$2,600	$—	$2,600	$2,930	$—	$2,930
Home equity	1,172	—	1,172	958	—	958
Commercial real estate	809	—	809	3,005	—	3,005
Construction and land development	10	—	10	10	—	10
Commercial and industrial	562	4,124	4,686	454	4,104	4,558
Consumer	2,080	—	2,080	2,394	1	2,395
Total	$7,233	$4,124	$11,357	$9,751	$4,105	$13,856

During the three and nine months ended September 30, 2025, the Company reversed $82,000 and $288,000 of interest income for loans that were placed on non-accrual respectively. During the three and nine months ended September 30, 2024, the Company reversed $232,000 of interest income for loans that were placed on non-accrual.

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

The following table presents the amortized cost of loans receivable by internal risk grade by year of origination as of September 30, 2025. Also presented are current period gross charge-offs by loan type and vintage year for the three months ended September 30, 2025:

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
One-to-Four-Family Residential
Grade:
Pass	1-5	$68,875	$101,033	$138,257	$252,612	$231,078	$305,439	$33,790	$1,131,084
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	242	2,292	238	2,772
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$68,875	$101,033	$138,257	$252,612	$231,320	$307,731	$34,028	$1,133,856
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Home Equity
Grade:
Pass	1-5	$—	$—	$245	$—	$—	$—	$137,562	$137,807
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	1,172	1,172
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$245	$—	$—	$—	$138,734	$138,979
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Grade:
Pass	1-5	$181,156	$109,979	$270,672	$278,879	$65,442	$335,176	$66,546	$1,307,850
Special Mention	6	—	—	81,743	47,917	4,443	4,015	1,742	139,860
Substandard	7	—	—	—	1,617	—	348	—	1,965
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$181,156	$109,979	$352,415	$328,413	$69,885	$339,539	$68,288	$1,449,675
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Multi-Family
Grade:
Pass	1-5	$17,538	$6,083	$72,966	$227,584	$18,270	$83,784	$4,203	$430,428
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$17,538	$6,083	$72,966	$227,584	$18,270	$83,784	$4,203	$430,428
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Grade:
Pass	1-5	$51,715	$195,481	$259,138	$38,822	$16,143	$1,326	$80,805	$643,430
Special Mention	6	—	—	—	11,583	—	—	—	11,583
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$51,715	$195,481	$259,138	$50,405	$16,143	$1,336	$80,805	$655,023
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade:
Pass	1-5	$37,675	$37,908	$62,243	$57,156	$36,833	$19,443	$384,128	$635,386
Special Mention	6	—	—	—	2,952	2,627	946	625	7,150
Substandard	7	—	—	11	123	12	4,537	4,512	9,195
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$37,675	$37,908	$62,254	$60,231	$39,472	$24,926	$389,265	$651,731
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		51,871	54,215	27,225	56,084	46,140	24,611	3,113	263,259
Total		$51,871	$54,215	$27,225	$56,084	$46,140	$24,611	$3,113	$263,259
Current period gross charge-offs		$—	$22	$11	$365	$214	$51	$30	$693

Total Loans
Grade:
Pass	1-5	$356,959	$450,484	$803,521	$855,053	$367,766	$745,168	$707,034	$4,285,985
Special Mention	6	—	—	81,743	62,452	7,070	4,961	2,367	158,593
Substandard	7	—	—	11	1,740	254	7,177	5,922	15,104
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		51,871	54,215	27,225	56,084	46,140	24,611	3,113	263,259
Total		$408,830	$504,699	$912,500	$975,329	$421,230	$781,927	$718,436	$4,722,951
Current period gross charge-offs		$—	$22	$11	$365	$214	$51	$30	$693

(1) Consumer loans are not formally risk rated and included $2.1 million of loans on non-accrual as of September 30, 2025.

The following table presents the amortized cost of loans receivable by internal risk grade by year of origination as of December 31, 2024. Also presented are current period gross charge-offs by loan type and vintage year for the three months ended December 31, 2024:

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
One-to-Four-Family Residential
Grade:
Pass	1-5	$97,895	$145,711	$266,364	$247,799	$115,133	$224,354	$30,227	$1,127,483
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	246	—	2,990	72	3,308
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$97,895	$145,711	$266,364	$248,045	$115,133	$227,344	$30,299	$1,130,791
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Home Equity
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$123,083	$123,083
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	958	958
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$—	$—	$—	$—	$124,041	$124,041
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Grade:
Pass	1-5	$118,115	$409,048	$364,384	$69,349	$97,500	$248,749	$45,088	$1,352,233
Special Mention	6	—	—	1,399	2,664	873	3,220	—	8,156
Substandard	7	—	—	469	—	—	2,536	—	3,005
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$118,115	$409,048	$366,252	$72,013	$98,373	$254,505	$45,088	$1,363,394
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Multi-Family
Grade:
Pass	1-5	$5,138	$7,563	$212,492	$21,791	$36,016	$50,047	$—	$333,047
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$5,138	$7,563	$212,492	$21,791	$36,016	$50,047	$—	$333,047
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Grade:
Pass	1-5	$161,997	$284,102	$90,512	$13,255	$9,232	$364	$24,337	$583,799
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$161,997	$284,102	$90,512	$13,255	$9,232	$374	$24,337	$583,809
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade:
Pass	1-5	$42,154	$64,943	$54,435	$38,759	$6,594	$14,468	$324,481	$545,834
Special Mention	6	—	—	531	2,884	1,002	—	425	4,842
Substandard	7	—	—	—	—	343	4,214	4,595	9,152
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$42,154	$64,943	$54,966	$41,643	$7,939	$18,682	$329,501	$559,828
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		67,429	32,233	67,018	49,262	9,047	17,145	2,424	244,558
Total		$67,429	$32,233	$67,018	$49,262	$9,047	$17,145	$2,424	$244,558
Current period gross charge-offs		$—	$136	$388	$165	$100	$45	$10	$844

Total Loans
Grade:
Pass	1-5	$425,299	$911,367	$988,187	$390,953	$264,475	$537,982	$547,216	$4,065,479
Special Mention	6	—	—	1,930	5,548	1,875	3,220	425	12,998
Substandard	7	—	—	469	246	343	9,740	5,625	16,423
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		67,429	32,233	67,018	49,262	9,047	17,145	2,424	244,558
Total		$492,728	$943,600	$1,057,604	$446,009	$275,740	$568,097	$555,690	$4,339,468
Current period gross charge-offs		$—	$136	$388	$165	$100	$45	$10	$844

(1) Consumer loans are not formally risk rated and included $2.4 million of loans on non-accrual as of December 31, 2024.

The following table presents an analysis of the change in the ACL by major loan segment for the periods stated:

	For the Three Months Ended September 30, 2025
	One-to-Four				Construction
	Family		Commercial		and Land	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
Balance at June 30, 2025	$1,288	$91	$10,081	$538	$7,153	$14,315	$9,135	$—	$42,601
Provision for (release of) credit losses	222	33	(322)	65	(1,165)	174	2,034	—	1,041
Charge-offs	—	—	—	—	—	—	(693)	—	(693)
Recoveries of loans previously charged-off	—	—	—	—	—	12	91	—	103

Balance at September 30, 2025	$1,510	$124	$9,759	$603	$5,988	$14,501	$10,567	$—	$43,052

	For the Three Months Ended September 30, 2024
	One-to-Four
	Family		Commercial		Construction and	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Land Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
Balance at June 30, 2024	$1,960	$137	$7,041	$482	$6,436	$12,457	$9,344	$—	$37,857
Provision for (release of) credit losses	(789)	(72)	5,532	(73)	(2,139)	(1,238)	3,776	—	4,997
Charge offs	—	—	(4,000)	—	—	—	(1,305)	—	(5,305)
Recoveries of loans previously charged off	—	—	—	—	—	12	44	—	56

Balance at September 30, 2024	$1,171	$65	$8,573	$409	$4,297	$11,231	$11,859	$—	$37,605

	For the Nine Months Ended September 30, 2025
	One-to-Four
	Family		Commercial		Construction and	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Land Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
Balance at December 31, 2024	$1,195	$74	$9,481	$599	$4,137	$11,174	$12,084	$—	$38,744
Provision for (release of) credit losses	315	50	(645)	4	1,851	3,291	1,366	—	6,232
Charge offs	—	—	—	—	—	—	(3,441)	—	(3,441)
Recoveries of loans previously charged off	—	—	923	—	—	36	558	—	1,517

Balance at September 30, 2025	$1,510	$124	$9,759	$603	$5,988	$14,501	$10,567	$—	$43,052

	For the Nine Months Ended September 30, 2024
	One-to-Four
	Family		Commercial		Construction and	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Land Development	Industrial	Consumer	Unallocated	Total

	(in thousands)
Balance at December 31, 2023	$1,835	$117	$5,698	$378	$7,630	$10,878	$5,686	$—	$32,222
Provision for (release of) credit losses	(664)	(52)	6,875	31	(3,333)	684	9,775	—	13,316
Charge offs	—	—	(4,000)	—	—	(391)	(3,800)	—	(8,191)
Recoveries of loans previously charged off	—	—	—	—	—	60	198	—	258

Balance at September 30, 2024	$1,171	$65	$8,573	$409	$4,297	$11,231	$11,859	$—	$37,605

The following table presents the amortized cost of collateral-dependent loans as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024

	(in thousands)
One-to-four-family residential	$2,573	$3,112
Home equity	1,154	908
Commercial real estate	1,098	3,005
Construction and land development	10	10
Commercial and industrial	9,080	9,152
Total	$13,915	$16,187

The Company closely monitors the performance of borrowers experiencing financial difficulty to understand the effectiveness of its loan modification efforts.

The following tables present the period end amortized cost basis of loans modified to borrowers experiencing financial difficulty during the periods indicated, disaggregated by class of financing receivable, type of modification granted and the financial effect of the modifications:

	Three Months Ended September 30, 2025
	Amortized	% of Total Class of
	Cost Basis	Financing Receivable	Financial Effect
	(In thousands)
Interest rate reduction
Commercial real estate	$37,098	2.0%	Terminated swap, changed interest rate index, reduced spread and added rate floors
Total	$37,098

	Nine Months Ended September 30, 2025
	Amortized	% of Total Class of
	Cost Basis	Financing Receivable	Financial Effect
	(In thousands)
Interest rate reduction
Commercial real estate	$37,098	2.0%	Terminated swap, changed interest rate index, reduced spread and added rate floors
Total	$37,098

	Three Months Ended September 30, 2024
	Amortized	% of Total Class of
	Cost Basis	Financing Receivable	Financial Effect
	(In thousands)
Term extension and interest rate increase
Commercial real estate	$6,200	0.4%	Resulted in a net charge off of $3.1 million
Total	$6,200

	Nine Months Ended September 30, 2024
	Amortized	% of Total Class of
	Cost Basis	Financing Receivable	Financial Effect
	(In thousands)
Term extension and interest rate increase
Commercial real estate	$6,200	0.4%	Resulted in a net charge off of $3.1 million
Total	$6,200

Note 5 – Employee Benefits

401(k) Plan – The Company has an employee tax deferred incentive plan (the “401(k) plan”) under which the Company makes voluntary contributions within certain limitations. All employees who meet specified age and length of service requirements are eligible to participate in the 401(k) plan.

The amount contributed by the Company to the 401(k) Plan is included in salaries and employee benefits in the consolidated statements of income. The amounts contributed to the 401(k) plan for the three months ended September 30, 2025 and 2024 were $735,000 and $626,000, respectively, and $2.2 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively.

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

The Company froze its benefit accruals from the CBERA Plan as of December 31, 2023. The Company withdrew from the Plan in the second quarter of 2024.

During the three and nine months ended September 30, 2025, as part of the final liquidation of the employee pension plan, the Company received $739,000 as a result of an overfunding and contributed $480,000, respectively. During the three and nine months ended September 30, 2024, an expense of $390,000 was recorded to reflect the estimated final withdrawal liability from the Plan. The expense was primarily driven by final computations for estimated payouts to participants.

Officers’ Deferred Compensation Plans – During 2014, the Company put into place an unfunded, defined contribution, Non-qualified Deferred Compensation Plan (“Deferred Comp Plan”) for select employees of the Company. The Officers’ Deferred Comp Plan was provided to key management of the Company and results in 5% - 20% of the employee’s then current base salary being credited to the participant’s account annually, subject to increases in annual base compensation and the possibility of additional discretionary contributions. The employees vest at varying dates in accordance with each individual’s deferred compensation participation agreement; however, all key officers will be fully vested upon the attainment of age 65. The obligations under these plans are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $2.3 million and $2.6 million as of September 30, 2025 and December 31, 2024, respectively. The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $89,000 and $100,000 for the three months ended September 30, 2025 and 2024, respectively, and $266,000 and $299,000 for the nine months ended September 30, 2025 and 2024, respectively.

Deferred Compensation Plans – In January 2022, the Company put into place an unfunded Non-qualified Deferred Compensation Plan (“Deferred Comp Plan”) for select employees of the Company. The Deferred Comp Plan was provided to key management of the Company and allows for the employees to defer amounts from their salary, bonus, or Long-Term Incentive Plan (“LTIP”) into the Deferred Comp Plan to be paid out at a future date. Amounts deferred under the Deferred Comp Plan increase in value based upon the growth of the Bank’s tangible capital, with the Compensation Committee holding discretionary authority. The obligations under the Deferred Comp Plan are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $4.9 million and $878,000 at September 30, 2025 and December 31, 2024, respectively. The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $86,000 and $8,000 for the three months ended September 30, 2025 and 2024, respectively, and $258,000 and $24,000 for the nine months ended September 30, 2025 and 2024, respectively.

LTIP – In January 2020, the Company put into place a long-term incentive plan for certain members of its management team where benefits are awarded annually on a discretionary basis and cliff vest after three years. Under this plan, individuals are granted “phantom shares” and benefits are accrued based upon the projected growth of the Bank’s capital. The obligations under this plan are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $7.2 million and $14.6 million as of September 30, 2025 and December 31, 2024, respectively. The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $946,000 and $1.8 million for the three months ended September 30, 2025 and 2024, respectively, and $2.6 million and $5.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Director Pension Plan – The Company has a director defined benefit pension plan (“Director Pension Plan”), covering directors who were in service prior to 2023 and have met the plan’s vesting requirements. The Company’s liabilities for the Director Pension Plan are calculated by an independent actuary who uses the “projected unit credit” actuarial method to determine the normal cost and actuarial liability. The liability for the Director Pension Plan amounted to $6.2 million and $5.7 million as of September 30, 2025 and December 31, 2024, respectively, and is recorded on the consolidated balance sheets. The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $162,000 and $181,000 for the three months ended September 30, 2025 and 2024, respectively, and $486,000 and $542,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

Employee Stock Ownership Plan – As part of the Initial Public Offering ("IPO") completed on December 27, 2023, the Bank established a tax-qualified Employee Stock Ownership Plan ("ESOP") to provide eligible employees the opportunity to own Company shares. The ESOP borrowed $47.2 million from the Company to purchase 3,416,458 common shares on the open market. The loan is payable in annual installments over 20 years at an interest rate of 8.50%, which was refinanced to 7.50% during the nine months ended September 30, 2025. As the loan is repaid to the Company, shares are released and allocated proportionally to eligible participants on the basis of each participant’s proportional share of compensation relative to the compensation of all participants. The unallocated ESOP shares are pledged as collateral on the loan.

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

As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability on the Company’s consolidated balance sheets. Total compensation expense recognized in connection with the ESOP was $790,000 and $762,000 for the three months ended September 30, 2025 and 2024, respectively. Total compensation expense recognized in connection with the ESOP was $2.4 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively. The following table presents share information held by the ESOP:

	As of
	September 30, 2025	December 31, 2024

	(Dollars in thousands)
Allocated shares	170,823	—
Shares committed to be released	127,766	170,823
Unallocated shares	3,117,869	3,245,635
Total shares	3,416,458	3,416,458
Fair value of unallocated shares	$55,030	$58,616

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

The restricted stock awards are measured based on grant-date fair value, which reflects the 10-day volume-weighted average price of our stock, on the date of the grant. All of the restricted stock awards which have been granted to date vest over five years in equal portions beginning on the first anniversary date of the restricted stock award. During the three months ended September 30, 2025, the Company did not have any restricted stock activity.

During the nine months ended September 30, 2025, the Company granted 1,284,525 shares of restricted stock with a weighted-average grant date fair value per share of $16.41. During the three and nine months ended September 30, 2025, the Company recognized $1.1 million and $1.8 million of stock compensation expense, respectively. The Company did not have any restricted stock activity or recognize any stock compensation expense during the three and nine months ended September 30, 2024.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2025 and December 31, 2024.

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

Assets measured and reported at estimated fair value on a recurring basis are summarized below:

September 30, 2025	Level 1	Level 2	Level 3	Fair Value

Assets:	(in thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$69,023	$—	$—	$69,023
U.S. Government agencies	—	11,200	—	11,200
Agency mortgage-backed securities	—	43,847	—	43,847
Agency collateralized mortgage obligations	—	10,950	—	10,950
Corporate bonds	—	73,329	9,315	82,644
Municipal obligations	—	6,488	—	6,488
SBA securities	—	6,871	—	6,871
Total available-for-sale debt securities	$69,023	$152,685	$9,315	$231,023

Derivative assets	$—	$24,425	$—	$24,425

Liabilities:
Derivative liabilities	$—	$22,773	$—	$22,773

December 31, 2024	Level 1	Level 2	Level 3	Fair Value

Assets:	(in thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$69,084	$—	$—	$69,084
U.S. Government agencies	—	9,007	—	9,007
Agency mortgage-backed securities	—	39,184	—	39,184
Agency collateralized mortgage obligations	—	10,833	—	10,833
Corporate bonds	—	75,147	8,898	84,045
Municipal obligations	—	9,806	—	9,806
SBA securities	—	6,246	—	6,246
Total available-for-sale debt securities	$69,084	$150,223	$8,898	$228,205

Derivative assets	$—	$27,174	$—	$27,174

Liabilities:
Derivative liabilities	$—	$27,177	$—	$27,177

The Company had no purchases, sales or transfers of level 3 assets during the three and nine months ended September 30, 2025 and 2024. The change in the value of Level 3 assets during the three and nine months ended September 30, 2025 was a direct result of the change in market value of the underlying securities.

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

The Company had no liabilities measured at fair value on a non-recurring basis.

The following table summarizes assets measured at fair value on a non-recurring basis:

	September 30, 2025
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)
Collateral-dependent loans, net of reserve	$—	$—	$8,669	$8,669

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)
Collateral-dependent loans, net of reserve	$—	$—	$10,951	$10,951

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

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

ASC 825 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. As of September 30, 2025 and December 31, 2024, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

The following tables present the estimated fair values, related carrying amounts, and valuation level of the financial instruments as of the dates stated:

	September 30, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Financial Assets:
Cash and cash equivalents	$295,377	$295,377	$295,377	$—	$—
Loans receivable, net	4,673,077	4,613,357	—	—	4,613,357
Accrued interest receivable	21,074	21,074	21,074	—	—
FHLB stock	11,541	11,541	—	11,541	—
FRB stock	12,831	12,831	—	12,831	—
Non-public investments	20,159	20,159	—	—	20,159
BOLI	56,342	56,342	—	56,342	—

Financial Liabilities:
Deposits, other than time deposits	$2,418,955	$2,418,955	$2,418,955	$—	$—
Time deposits	2,146,709	2,147,754	—	2,147,754	—
FHLB borrowings	41,453	41,337	—	41,337	—

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Financial Assets:
Cash and cash equivalents	$363,855	$363,855	$363,855	$—	$—
Loans receivable, net	4,294,408	4,196,079	—	—	4,196,079
Accrued interest receivable	19,685	19,685	19,685	—	—
FHLB stock	6,728	6,728	—	6,728	—
FRB stock	12,142	12,142	—	12,142	—
Non-public investments	5,494	5,494	—	—	5,494
BOLI	102,785	102,785	—	102,785	—

Financial Liabilities:
Deposits, other than time deposits	$2,214,372	$2,214,372	$2,214,372	$—	$—
Time deposits	1,963,280	1,964,801	—	1,964,801	—
FHLB borrowings	120,835	120,778	—	120,778	—

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of September 30, 2025 and December 31, 2024, the maximum potential amount of the Company’s obligation was $5.6 million and $6.0 million, respectively, for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Financial instruments whose contract amounts represent off-balance sheet credit risk and are not reflected on the Company’s consolidated balance sheets consist of the following at the dates stated:

	As of
	September 30, 2025	December 31, 2024

	(In thousands)

Commitments to originate loans	$22,141	$34,050
Unadvanced funds on lines of credit	636,648	495,796
Unadvanced funds on construction loans	425,944	416,450
Letters of credit	5,608	6,043
	$1,090,341	$952,339

The Bank accrues for credit losses related to off-balance sheet financial instruments. Potential losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the ACL on loans, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $2.7 million and $3.2 million as of September 30, 2025 and December 31, 2024, respectively. For the three months ended September 30, 2025 the Company recorded a provision for credit losses in the allowance for unfunded commitments of $355,000, compared to a release of the allowance for unfunded commitments of $2.4 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, the Company recorded a release of the allowance for unfunded commitments of $517,000 and $2.6 million, respectively.

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

Interest rate positions – The Company may utilize various interest rate derivatives as hedging instruments against interest rate risk associated with the Company’s borrowings and loan portfolios. An interest rate derivative is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged.

The following table reflects information about the Company’s derivative positions at the dates indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

September 30, 2025
			Weighted Average Rate
	Notional	Weighted Average	Current Rate	Current Rate
	Amount	Maturity	Paid	Received	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps	$300,000	3.5	4.31%	3.44%	$1,592

Total	$300,000				$1,592

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 3 years. Included in the table above is a forward-starting interest rate swap with a notional amount of $150 million, which does not begin exchanging cash flows until Q3 2026 and carries a 3-year term during the swap period.

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $54,000 (pre-tax) to be reclassified as an increase to net interest income from other comprehensive income related to the Company’s cash flow hedges in the twelve months following September 30, 2025. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve at September 30, 2025. The Company had no hedges in place for the three and nine months ended September 30, 2024.

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

As of September 30, 2025, the Company had 71 interest rate swap agreements with an aggregate notional amount of $458.7 million compared to 67 interest rate swap agreements with an aggregate notional amount of $429.9 million related to this program as of December 31, 2024.

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

The interest rate swap is transacted such that any and all exchanges of interest payments (favorable and unfavorable) are made between the lead bank and the customer. In the event that an early termination of the swap occurs, and the customer is unable to make a required close out payment, the participating bank assumes that obligation and is required to make this payment. RPAs where the Company acts as the lead bank are referred to as “participations out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations out generally occur concurrently with the sale of new customer derivatives. RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivable from the customer. As of September 30, 2025, the Company had 17 RPAs with an aggregate notional amount of $44.7 million related to this program compared to 17 RPAs with an aggregate notional amount of $44.9 million as of December 31, 2024. These RPAs all represent “participations-in” and generally have terms ranging from five to ten years.

The table below presents the fair value of the Company’s derivative financial instruments not designated as hedging instruments, as well as their classification on the consolidated balance sheets as of the dates stated:

	Derivative	Derivative
	Assets (1)	Liabilities (2)

September 30, 2025	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate products	$22,772	$22,771
RPA credit contracts	—	2
Total derivatives not designated as hedging instruments	$22,772	$22,773

December 31, 2024
Derivatives not designated as hedging instruments:
Interest rate products	$27,174	$27,174
RPA credit contracts	—	3
Total derivatives not designated as hedging instruments	$27,174	$27,177
(1)	Recorded in prepaid expenses and other assets on the consolidated balance sheets.
(2)	Recorded in accrued expenses and other liabilities on the consolidated balance sheets.

Swap contract fees, net of brokerage costs, recognized in earnings on the above noted interest rate products and RPA contracts approximated $208,000 and $375,000 for the three months ended September 30, 2025 and 2024, respectively, and $820,000 and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults (or is capable of being declared in default) on any of its indebtedness, then the Company could also be declared in default on its derivative obligations, and it could be required to terminate its derivative positions with the counterparty. The Company also has agreements with certain of its derivative counterparties that contain a provision whereby if the counterparty fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. In order to mitigate counterparty default risk in conjunction with these interest rate products and RPA credit contracts, the Company was required to maintain $9.1 million of collateral deposit accounts with the counterparties to these agreements as of September 30, 2025 and December 31, 2024.

Note 9 – Other Comprehensive Income (Loss)

U.S. GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are as follows for the periods indicated:

	For the Three Months Ended
	September 30, 2025			September 30, 2024

	(In thousands)
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
	Amount	Expense	Amount	Amount	(Expense) Benefit	Amount

Change in fair value of available-for-sale securities	$2,379	$(599)	$1,780	$7,274	$(1,957)	$5,317
Less: Reclassification adjustment for net realized (losses) gains in net income	—	—	—	(1,868)	542	(1,326)
Net change in fair value of available-for-sale securities	2,379	(599)	1,780	5,406	(1,415)	3,991

Change in fair value of cash flow hedges	1,653	(413)	1,240	—	—	—

Total other comprehensive income (loss)	$4,032	$(1,012)	$3,020	$5,406	$(1,415)	$3,991

	For the Nine Months Ended
	September 30, 2025			September 30, 2024

	(In thousands)
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
	Amount	Expense	Amount	Amount	(Expense) Benefit	Amount

Change in fair value of available-for-sale securities	$5,077	$(1,272)	$3,805	$8,309	$(2,231)	$6,078
Less: Reclassification adjustment for net realized (losses) gains in net income	—	—	—	(1,868)	543	(1,325)
Net change in fair value of available-for-sale securities	5,077	(1,272)	3,805	6,441	(1,688)	4,753

Change in fair value of cash flow hedge	1,653	(413)	1,240	—	—	—

Total other comprehensive income (loss)	$6,730	$(1,685)	$5,045	$6,441	$(1,688)	$4,753

The following table presents the components of accumulated other comprehensive loss as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024

	(In thousands)

Net unrealized holding losses on available-for-sale securities, net of tax	$(3,582)	$(7,387)
Net change in fair value of cash flow hedge, net of tax	1,240	—
Unrecognized director pension plan benefits, net of tax	(780)	(780)
Total accumulated other comprehensive loss	$(3,122)	$(8,167)

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

The Company operated under the risk-based framework as of September 30, 2025 and December 31, 2024. Under this framework, quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Common Equity Tier 1 Capital to Risk-Weighted Assets, and Tier 1 Capital to Total Average Assets (as defined in the regulations).

Management believes, as of September 30, 2025 and December 31, 2024, that the Company and the Bank meet all capital adequacy requirements to which each is subject.

As of September 30, 2025 and December 31, 2024, the Company and the Bank were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s or Company’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of the date indicated:

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2025	(in thousands)

Total Capital	$699,582	13.9%	$401,533	8.0%	$501,917	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	653,844	13.0%	301,150	6.0%	401,533	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	653,844	13.0%	225,862	4.5%	326,246	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	653,844	12.6%	207,685	4.0%	259,606	5.0%
(to Total Average Assets)

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2024	(in thousands)

Total Capital	$656,103	14.1%	$372,083	8.0%	$465,104	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	614,156	13.2%	279,063	6.0%	372,083	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	614,156	13.2%	209,297	4.5%	302,318	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	614,156	12.5%	196,435	4.0%	245,544	5.0%
(to Total Average Assets)

The Company’s actual consolidated capital amounts and ratios are presented in the table as of the date indicated:

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2025	(in thousands)

Total Capital	$785,198	15.6%	$403,006	8.0%	$503,757	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	739,460	14.7%	302,254	6.0%	403,006	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	739,460	14.7%	226,691	4.5%	327,442	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	739,460	14.0%	211,148	4.0%	263,935	5.0%
(to Total Average Assets)

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2024	(in thousands)

Total Capital	$814,505	17.4%	$374,650	8.0%	$468,313	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	772,558	16.5%	280,988	6.0%	374,650	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	772,558	16.5%	210,741	4.5%	304,403	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	772,558	15.3%	202,436	4.0%	253,045	5.0%
(to Total Average Assets)

Note 11 – Earnings Per Share (“EPS”)

Basic EPS represents net income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS have been calculated in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the vesting of restricted stock awards) were issued during the period, computed using the treasury stock method. There were 207,251 and 188,733 securities that had a dilutive effect during the three and nine months ended September 30, 2025, respectively. There were no securities that had a dilutive effect during the three and nine months ended September 30, 2024. Unallocated ESOP shares and unallocated restricted stock awards are not deemed outstanding for EPS calculations.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(Dollars in thousands, except per share data)

Net income applicable to common shares	$15,362	$8,383	$42,596	$26,537

Average number of common shares outstanding	39,902,365	42,705,729	41,099,086	42,705,729
Less: average unallocated ESOP shares	(3,245,635)	(3,416,458)	(3,245,635)	(3,282,515)
Less: average unallocated restricted stock awards	(1,284,525)	—	(752,835)	—
Average number of common shares outstanding used to calculate basic EPS	35,372,205	39,289,271	37,100,616	39,423,214
Common stock equivalents	207,251	—	188,733	—
Average number of common shares outstanding used to calculate diluted EPS	35,579,456	39,289,271	37,289,349	39,423,214

Earnings per common share - basic	$0.43	$0.21	$1.15	$0.67
Earnings per common share - diluted	$0.43	$0.21	$1.14	$0.67

For the three and nine months ended September 30, 2025 and 2024, there were no anti-dilutive shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2025 and 2024 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	weakening in the United States economy in general and the regional and local economies within the Company’s market area;
●	the effects of inflationary pressures, labor market shortages and/or supply chain issues;
●	the instability or volatility in financial markets and unfavorable general business conditions, globally, nationally or regionally, whether caused by geopolitical concerns, recent disruptions in the banking industry, or other factors;
●	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, pandemics or other external events;
●	changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	failure to consummate or a delay in consummating the pending acquisition of Provident Bancorp, Inc. and BankProv, including as a result of any failure to satisfy any of the conditions to the proposed transaction on a timely basis or at all;

●	risks related to the Company’s pending acquisition of Provident Bancorp, Inc. and BankProv and acquisitions generally, including disruptions to current plans and operations; difficulties in customer and employee retention; fees, expenses and charges related to these transactions being significantly higher than anticipated; unforeseen integration issues or impairment of goodwill and/or other intangibles; and the Company’s inability to achieve expected revenues, cost savings, synergies, and other benefits at levels or within the timeframes originally anticipated;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses on loans;
●	the effect of any change in federal government enforcement of federal laws affecting the cannabis industry;
●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, interest rate risk, credit risk, compliance risk, and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

NB BANCORP, INC.
NON-GAAP RECONCILIATION
(Unaudited)
(Dollars in thousands)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net income (GAAP)	$15,362	$8,383	$42,596	$26,537

Add (Subtract):
Adjustments to net income:
Defined benefit pension termination expense (refund)	(739)	-	480	-
State tax expense - voluntary disclosure agreements	561	-	561	-
Income tax expense on solar tax credit investment basis reduction	-	2,503	-	2,503
BOLI surrender tax and modified endowment contract penalty	-	1,552	218	1,552
Losses on sales of securities available for sale, net	-	1,868	-	1,868
Merger and acquisition expenses	994	-	1,525	-
Adjustment for adoption of ASU 2023-02	-	(913)	-	-
Total adjustments to net income	$816	$5,010	$2,784	$5,923
Less net tax benefit associated with pre-tax non-GAAP adjustments to net income	176	277	639	542
Non-GAAP adjustments, net of tax	640	4,733	2,145	5,381
Operating net income (non-GAAP)	$16,002	$13,116	$44,741	$31,918
Weighted average common shares outstanding, basic	35,372,205	39,289,271	37,100,616	39,423,214
Weighted average common shares outstanding, diluted	35,579,456	39,289,271	37,289,349	39,423,214
Operating earnings per share, basic (non-GAAP)	0.45	0.33	1.21	0.81
Operating earnings per share, diluted (non-GAAP)	0.45	0.33	1.20	0.81

Noninterest expense (GAAP)	$30,368	$24,586	$88,333	$76,367

Subtract (Add):
Noninterest expense components:
Defined benefit pension termination refund	(739)	-	480	-
Merger and acquisition expenses	994	-	1,525	-
Adjustment for adoption of ASU 2023-02	-	(913)	-	-
Total impact of non-GAAP noninterest expense adjustments	$255	$(913)	$2,005	$-
Noninterest expense on an operating basis (non-GAAP)	$30,113	$25,499	$86,328	$76,367

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Noninterest income (GAAP)	$3,551	$1,265	$11,591	$7,750

Subtract (Add):
Noninterest income components:
Losses on sales of securities available for sale, net	-	(1,868)	-	(1,868)
Total impact of non-GAAP noninterest income adjustments	$-	$(1,868)	$-	$(1,868)
Noninterest income on an operating basis (non-GAAP)	$3,551	$3,133	$11,591	$9,618

Operating net income (non-GAAP)	$16,002	$13,116	$44,741	$31,918
Average assets	5,272,435	4,890,053	5,199,473	4,697,038
Operating return on average assets (non-GAAP)	1.20%	1.07%	1.15%	0.91%
Average shareholders’ equity	$729,979	$754,609	$744,230	$743,251
Operating return on average shareholders' equity (non-GAAP)	8.70%	6.91%	8.04%	5.74%

Noninterest expense on an operating basis (non-GAAP)	$30,113	$25,499	$86,328	$76,367
Total revenue (net interest income plus total noninterest income) (non-GAAP)	51,726	44,457	150,298	128,296
Operating efficiency ratio (non-GAAP)	58.22%	57.36%	57.44%	59.52%

Income tax expense (GAAP)	$4,600	$6,997	$13,654	$12,805

Subtract (Add):
State tax expense - voluntary disclosure agreements	561	-	561	-
Income tax expense on solar tax credit investment basis reduction	-	2,503	-	2,503
BOLI surrender tax and modified endowment contract penalty	-	1,552	218	1,552
Total impact of non-GAAP income tax expense adjustments	$561	$4,055	779	$4,055
Income tax expense on an operating basis (non-GAAP)	$4,039	$2,942	12,875	$8,750

Operating effective tax rate (non-GAAP)	20.2%	19.1%	22.9%	22.2%

			As of
			September 30, 2025	September 30, 2024

Total shareholders’ equity (GAAP)			$737,034	$747,449
Subtract:
Intangible assets (core deposit intangible)			967	1,116
Total tangible shareholders’ equity (non-GAAP)			736,067	746,333

Total assets (GAAP)			$5,442,390	$5,002,394
Subtract:
Intangible assets (core deposit intangible)			967	1,116
Total tangible assets (non-GAAP)			$5,441,423	$5,001,278
Tangible shareholders' equity / tangible assets (non-GAAP)			13.53%	14.92%
Total common shares outstanding			39,826,446	42,705,729
Tangible book value per share (non-GAAP)			$18.48	$17.48

Comparison of Financial Condition as of September 30, 2025 and December 31, 2024

Total Assets. Total assets increased $284.7 million, or 5.5%, to $5.44 billion as of September 30, 2025 from $5.16 billion as of December 31, 2024. The increase was primarily driven by increases in net loans and non-public investments, offset partially by decreases in cash and cash equivalents and BOLI.

Cash and Cash Equivalents. Cash and cash equivalents decreased $68.5 million, or 18.8%, to $295.4 million as of September 30, 2025 from $363.9 million as of December 31, 2024. The decrease in cash and cash equivalents was primarily a result of increased loan originations and the repurchase of 4,163,808 shares during the nine months ended September 30, 2025.

Securities Available for Sale. Securities available for sale increased $2.8 million, or 1.2%, to $231.0 million as of September 30, 2025 from $228.2 million as of December 31, 2024 due to purchases of government agency debt securities and mortgage-backed securities.

Loans. Net loans increased $378.7 million, or 8.8%, to $4.67 billion as of September 30, 2025 from $4.29 billion as of December 31, 2024. The increase resulted primarily from increases in: multi-family residential loans, which increased $97.4 million, or 29.2%, commercial and industrial loans, which increased $91.9 million, or 16.4%, commercial real estate loans, which increased $86.3 million, or 6.3%, construction and land development loans, which increased $71.2 million, or 12.2%, consumer loans, which increased $18.7 million, or 7.6%, and total residential real estate loans, which increased $18.0 million, or 1.4%. The increase in our loan portfolio reflects our strategy to prudently grow the balance sheet by continuing to diversify into higher-yielding loans to improve net margins and manage interest rate risk.

The Company had approximately $418.6 million and $459.6 million in loans to borrowers in the cannabis industry at September 30, 2025 and December 31, 2024, respectively. Of that total, $258.5 million and $321.9 million were direct loans to cannabis companies and were collateralized by real estate at September 30, 2025 and December 31, 2024, respectively.

Non-Public Investments. Non-public investments consist primarily of equity investments and FHLB and FRB stock holdings. These assets increased $20.2 million, or 82.8%, to $44.5 million as of September 30, 2025 from $24.4 million as of December 31, 2024. The increase resulted primarily from two new solar tax credit equity investments of $10.9 million, as well as increases in FHLB stock and FRB stock holdings of $4.8 million and $689,000, respectively.

BOLI. During the nine months ended September 30, 2025, the Company received proceeds on surrendered BOLI policies of $48.8 million, resulting in a decrease of $46.4 million, or 45.2%, in BOLI from December 31, 2024. The Company surrendered BOLI policies in September 2024, which allowed the insurance carriers a period of time to pay out the proceeds, resulting in the Company carrying higher BOLI balances prior to the receipt of the proceeds from the surrender. During the three and nine months ended September 30, 2025, the Company recorded an increase in the cash surrender value of the BOLI policies of $631,000 and $2.4 million, respectively, compared to an increase in the cash surrender value of the BOLI policies of $414,000 and $1.2 million, respectively, during the three and nine months ended September 30, 2024.

Deposits. Deposits increased $388.0 million, or 9.3%, to $4.57 billion as of September 30, 2025 from $4.18 billion as of December 31, 2024. Core deposits (which we define as all deposits including certificates of deposit, other than brokered deposits) increased $309.1 million, or 8.0%, to $4.18 billion as of September 30, 2025 from $3.87 billion as of December 31, 2024. The increase in deposits was the result of growth in customer deposits, primarily money market accounts, which increased $212.8 million, or 21.3%, customer time deposits, which increased $104.5 million, or 6.3%, and savings accounts, which increased $11.8 million, or 10.8%, from December 31, 2024; partially offset by a decrease in non-interest bearing demand deposits of $15.9 million, or 2.6%. Additionally, brokered deposits increased $78.9 million, or 25.5%, due to lower utilization of FHLB borrowings to fund loan growth.

The Company had $466.8 million and $395.2 million in deposits from the cannabis industry as of September 30, 2025 and December 31, 2024, respectively.

FHLB Borrowings. FHLB borrowings decreased $79.4 million, or 65.7%, to $41.5 million as of September 30, 2025 from $120.8 million as of December 31, 2024. The decrease in FHLB borrowings was the result of overall deposit growth.

Shareholders’ Equity. Total shareholders’ equity decreased $28.1 million, or 3.7%, to $737.0 million as of September 30, 2025 from $765.2 million as of December 31, 2024, primarily due to the $74.7 million, or 17.9%, decrease in additional paid-in capital resulting from the completion of two share repurchase programs and dividends paid of $2.8 million, partially offset by net income of $42.6 million and a decrease of $5.0 million, or 61.8%, in accumulated other comprehensive loss during the nine months ended September 30, 2025.

Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024

Net Income. Net income was $15.4 million for the quarter ended September 30, 2025, compared to net income of $8.4 million for the quarter ended September 30, 2024, an increase of approximately $7.0 million, or 83.3%. An increase of $6.9 million, or 16.6%, in net interest income, a $2.3 million, or 180.7%, increase in noninterest income, a $2.4 million, or 34.3%, decrease in income tax expense and a $1.2 million, or 46.8%, decrease in the provision for credit losses was partially offset by a $5.8 million, or 23.5%, increase in noninterest expense.

Operating net income, excluding one-time charges, amounted to $16.0 million, or $0.45 per basic and diluted share, for the quarter ended September 30, 2025, compared to operating net income, excluding one-time charges, of $13.1 million, or $0.33 per basic and diluted share, for the quarter ended September 30, 2024, an increase of $2.9 million, or 22.0%. The material one-time pre-tax amounts for the three months ended September 30, 2025 were:

●	Merger and acquisition costs of $994,000 related to the Company’s pending acquisition of Provident Bancorp Inc. and BankProv; and
●	State voluntary disclosure agreement tax expenses of $561,000 for new state income tax expenses; partially offset by
●	Defined benefit pension termination refund of $739,000.

Compared to the material one-time pre-tax amounts for the three months ended September 30, 2024, which included:

●	Tax expense related to a basis write-down of solar income tax credits of $2.5 million;
●	Loss on sale of available-for-sale securities amounting to $1.9 million; and
●	Tax expense and a managed endowment contract penalty related to the surrender of BOLI policies of $1.6 million; partially offset by
●	Reversal of previously recognized amortization related to solar income tax credit investments during the first nine months of the year, amounting to $913,000.

Interest and Dividend Income. Interest and dividend income increased $5.7 million, or 7.5%, to $81.7 million for the quarter ended September 30, 2025 from $76.0 million for the quarter ended September 30, 2024, primarily due to a $6.8 million, or 9.7%, increase in interest and fees on loans. The increase in interest and fees on loans was primarily due to an increase of $424.3 million, or 10.1%, in the average balance of the loan portfolio to $4.61 billion for the quarter ended September 30, 2025 from $4.19 billion for the quarter ended September 30, 2024, reflecting the growth of our commercial and construction loan portfolios. The increase in interest and fees on loans was partially offset by an $87.5 million decrease in the average balance of short-term investments to $176.9 million for the quarter ended September 30, 2025 from $264.4 million for the quarter ended September 30, 2024, driven by the reduction in cash from the share repurchase plans.

Average interest-earning assets increased $375.0 million, or 8.0%, to $5.06 billion for the quarter ended September 30, 2025 from $4.68 billion for the quarter ended September 30, 2024. The yield on interest-earning assets decreased 5 basis points to 6.41% for the quarter ended September 30, 2025 from 6.46% for the quarter ended September 30, 2024.

Interest Expense. Total interest expense decreased $1.2 million, or 3.4%, to $33.5 million for the quarter ended September 30, 2025 from $34.7 million for the quarter ended September 30, 2024.

Interest expense on deposits decreased $2.3 million, or 7.0%, to $31.3 million for the quarter ended September 30, 2025 from $33.6 million for the quarter ended September 30, 2024, primarily from a reduction in the weighted-average rate on certificates of deposit and individual retirement accounts of 84 basis points to 4.18% for the quarter ended September 30, 2025 from 5.02% for the quarter ended September 30, 2024, a decrease in the weighted average rate on money market accounts of 20 basis points to 3.32% for the quarter ended September 30, 2025 from 3.52% for the quarter ended September 30, 2024, a decrease in the average balance of certificates of deposits and individual retirement accounts of $7.3 million, or 0.4%, to $1.93 billion for the quarter ended September 30, 2025 from $1.94 billion for the quarter ended September 30, 2024 and a decrease in the average balance of NOW accounts of $6.9 million, or 1.5%, to $468 million for the quarter ended September 30, 2025 from $475 million for the quarter ended September 30, 2024, offset by an increase in the average balance of money market accounts of $242.3 million, or 27.6%, to $1.12 billion for the quarter ended September 30, 2025 from $877.2 million for the quarter ended September 30, 2024. Interest expense on borrowings increased $1.2 million, or 109.9%, to $2.2 million for the quarter ended September 30, 2025 from $1.1 million for the quarter ended September 30, 2024 primarily from the increase in the average balance of FHLB advances of $114.7 million, or 134.7%, to $199.9 million for the quarter ended September 30, 2025 from $85.2 million for the quarter ended September 30, 2024 due to the decreased utilization of FHLB borrowings due to overall deposit growth.

Net Interest Income. Net interest income increased $6.9 million, or 16.6%, to $48.2 million for the quarter ended September 30, 2025 from $41.3 million for the quarter ended September 30, 2024, primarily due to a $375.0 million, or 8.0%, increase in the average balance of interest-earning assets to $5.06 billion for the quarter ended September 30, 2025 from $4.68 billion for the quarter ended September 30, 2024 and a decrease in the weighted average rate on interest-bearing liabilities of 49 basis points from 3.95% for the quarter ended September 30, 2024 to 3.46% for the quarter ended September 30, 2025. These increases were partially offset by an increase in the average balance of interest-bearing liabilities of $352.1 million, or 10.1%, to $3.84 billion at September 30, 2025 from $3.49 billion at September 30, 2024.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL, a provision of $1.4 million was recorded for the quarter ended September 30, 2025, of which $1.0 million related to the provision for credit losses on loans, compared to a provision of $2.6 million for the quarter ended September 30, 2024, which included a $5.0 million provision for credit losses on loans. The provision for credit losses on unfunded commitments increased $2.7 million, or 115.0%, for the quarter ended September 30, 2025 primarily driven by an increase in the balance of unfunded commitments during the quarter ended September 30, 2025. The decrease of $1.2 million, or 46.8%, in the total provision for credit losses was primarily driven by construction and development loans transitioning to permanent financing in multi-family residential loans, which carry lower reserve rates, during the three months ended September 30, 2025.

Noninterest Income. Noninterest income increased $2.3 million, or 180.7%, to $3.6 million for the quarter ended September 30, 2025 from $1.3 million for the quarter ended September 30, 2024. The increase resulted primarily from a $1.9 million loss earn back trade on securities available for sale executed during the quarter ended September 30, 2024 and a $535,000 increase in customer service fees during the quarter ended September 30, 2025.

The table below sets forth our noninterest income for the quarters ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Customer service fees	$2,498	$1,963	$535	27.25%
Loss on sale of available-for-sale securities, net	-	(1,868)	1,868	(100.00)%
Increase in cash surrender value of BOLI	631	414	217	52.42%
Mortgage banking income	193	367	(174)	(47.41)%
Swap contract income	208	375	(167)	(44.53)%
Other income	21	14	7	50.00%
Total noninterest income	$3,551	$1,265	$2,286	180.71%

Noninterest Expense. Noninterest expense increased $5.8 million, or 23.5%, to $30.4 million for the quarter ended September 30, 2025 from $24.6 million for the quarter ended September 30, 2024.

Salaries and employee benefit expenses increased $1.4 million, or 8.4%, resulting primarily from a $1.4 million increase in employee compensation, a $375,000 increase in medical and dental benefits and a $325,000 increase in payroll taxes, all due to headcount increases related to the Company’s continued growth, a $352,000 increase in stock-based compensation as a result of the grants made during the prior quarter and a $294,000 increase in bonus expense as a result of the Company’s performance; partially offset by an $854,000 decrease in LTIP expenses resulting from reduced balances in the LTIP and a $739,000 reduction in pension expenses due to the final liquidation refund during the quarter ended September 30, 2025. General and administrative expenses increased $1.4 million, or 1,174.8%, as a result of the election of the proportional amortization method of accounting for solar income tax credit investments during the quarter ended September 30, 2024, which resulted in a $1.0 million increase in depreciation and income on solar income tax credit investments during the quarter ended September 30, 2025. Merger and acquisition expenses increased $994,000 from $0 resulting from the announcement of the Provident Bancorp, Inc. and BankProv acquisition during the prior quarter. Director and professional service fees increased $925,000, or 46.4%, primarily driven by $709,000 in stock compensation to directors related to grants made during the prior quarter, a $144,000 increase in Director’s fee expenses and a $112,000 increase in legal expenses. Data processing expenses increased $685,000, or 30.8%, primarily from the continued investment in the Company’s technology resulting in the increase in management information system expenses of $287,000, electronic banking expenses of $262,000 and general servicing systems of $141,000 during the quarter ended September 30, 2025.

The table below sets forth our noninterest expense for the quarters ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$18,641	$17,202	$1,439	8.37%
Data processing expenses	2,911	2,226	685	30.77%
Director and professional service fees	2,920	1,995	925	46.37%
Occupancy and equipment expenses	1,559	1,394	165	11.84%
Marketing and charitable contribution expenses	949	842	107	12.71%
FDIC and state insurance assessments	928	812	116	14.29%
Merger and acquisition expenses	994	-	994	100.00%
General and administrative expenses	1,466	115	1,351	1174.78%
Total noninterest expense	$30,368	$24,586	$5,782	23.52%

Income Tax Expense. Income tax expense decreased $2.4 million, or 34.3%, to $4.6 million for the quarter ended September 30, 2025 from $7.0 million for the quarter ended September 30, 2024. The effective tax rate was 23.0% and 45.5% for the quarter ended September 30, 2025 and 2024, respectively. The decrease in tax expense was the result of higher income tax expense incurred on solar income tax credit investments during the quarter ended September 30, 2024 compared to September 30, 2025. Excluding one-time charges, the operating effective tax rate for the quarter ended September 30, 2025 and 2024 would have been 20.2% and 19.1%, respectively.

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

	Three Months Ended
	September 30, 2025			September 30, 2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)
Interest-earning assets:
Loans	$4,612,837	$77,365	6.65%	$4,188,504	$70,518	6.70%
Securities	236,187	2,253	3.78%	204,273	1,768	3.44%
Other investments (5)	32,510	223	2.72%	26,239	223	3.38%
Short-term investments (5)	176,884	1,847	4.14%	264,394	3,494	5.26%
Total interest-earning assets	5,058,418	81,688	6.41%	4,683,410	76,003	6.46%
Non-interest-earning assets	256,763			245,138
Allowance for credit losses	(42,746)			(38,495)
Total assets	$5,272,435			$4,890,053

Interest-bearing liabilities:
Savings accounts	$121,704	181	0.59%	$112,347	15	0.05%
NOW accounts	467,761	1,365	1.16%	474,697	1,361	1.14%
Money market accounts	1,119,539	9,363	3.32%	877,218	7,762	3.52%
Certificates of deposit and individual retirement accounts	1,933,665	20,364	4.18%	1,940,992	24,474	5.02%
Total interest-bearing deposits	3,642,669	31,273	3.41%	3,405,254	33,612	3.93%
FHLB and FRB advances	199,852	2,240	4.45%	85,156	1,067	4.98%
Total interest-bearing liabilities	3,842,521	33,513	3.46%	3,490,410	34,679	3.95%
Non-interest-bearing deposits	604,631			566,353
Other non-interest-bearing liabilities	95,304			78,681
Total liabilities	4,542,456			4,135,444
Shareholders' equity	729,979			754,609
Total liabilities and shareholders' equity	$5,272,435			$4,890,053
Net interest income		$48,175			$41,324
Net interest rate spread (1)			2.95%			2.51%
Net interest-earning assets (2)	$1,215,897			$1,193,000
Net interest margin (3)			3.78%			3.51%

Average interest-earning assets to interest-bearing liabilities	131.64%			134.18%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.
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

	Three Months Ended
	September 30, 2025 vs. 2024
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$7,116	$(269)	$6,847
Securities	293	192	485
Other investments	—	—	—
Short-term investments	(1,008)	(639)	(1,647)
Total interest-earning assets	6,401	(716)	5,685

Interest-bearing liabilities:
Savings accounts	1	165	166
NOW accounts	(18)	22	4
Money market accounts	1,997	(396)	1,601
Certificates of deposit and individual retirement accounts	(92)	(4,018)	(4,110)
Total interest-bearing deposits	1,888	(4,227)	(2,339)
Federal Home Loan Bank advances	1,273	(100)	1,173
Total interest-bearing liabilities	3,161	(4,327)	(1,166)

Change in net interest income	$3,240	$3,611	$6,851

Comparison of Operating Results for the Nine Months Ended September 30, 2025 and 2024

Net Income. Net income was $42.6 million for the nine months ended September 30, 2025, compared to net income of $26.5 million the nine months ended September 30, 2024, an increase of approximately $16.1 million, or 60.5%. The increase was primarily due to a $20.0 million, or 16.9%, increase in net interest income, a $5.0 million, or 46.7%, decrease in the provision for credit losses and a $3.8 million, or 49.6%, increase in noninterest income, partially offset by a $12.0 million, or 15.7%, increase in noninterest expense and an $849,000, or 6.6%, increase in income tax expense.

Operating net income, excluding one-time charges, amounted to $44.7 million, or $1.21 per basic share and $1.20 per diluted share, for the nine months ended September 30, 2025 compared to operating net income, excluding one-time charges, of $31.9 million, or $0.81 per basic and diluted share, for the nine months ended September 30, 2024, an increase of $12.8 million, or 40.2%. The material one-time pre-tax amounts for the nine months ended September 30, 2025 were:

●	Merger and acquisition costs of $1.5 million related to the Company’s pending acquisition of Provident;
●	State voluntary disclosure agreement tax expenses of $561,000 for new state income tax expenses;
●	Net defined benefit pension termination expense of $478,000; and
●	Tax expense and a managed endowment contract penalty related to the surrender of BOLI policies of $218,000.

Compared to the material one-time pre-tax amounts for the nine months ended September 30, 2024:

●	Income tax expense related to a basis write-down of solar income tax credits of $2.5 million;
●	Loss on sale of available-for-sale securities amounting to $1.9 million; and
●	Income tax expense and managed endowment contract penalty related to the surrender of BOLI policies of $1.6 million.

Interest and Dividend Income. Interest and dividend income increased $23.1 million, or 10.7%, to $238.4 million for the nine months ended September 30, 2025 from $215.3 million for the nine months ended September 30, 2024, primarily due to a $23.7 million, or 11.9%, increase in interest and fees on loans, reflecting the growth of our commercial and construction loan portfolios, and a $2.1 million, or 44.6% increase in interest on securities, reflecting management’s replacement of maturing securities at higher yields; partially offset by a decrease in interest on short-term investments of $2.8 million, or 25.8%, resulting from the decrease in cash and declining rate environment. The increase in interest and fees on loans was primarily due to an increase of $460.3 million, or 11.4%, in the average balance of the loan portfolio to $4.49 billion for the nine months ended September 30, 2025 from $4.03 billion for the nine months ended September 30, 2024 reflecting the growth of our commercial and construction loan portfolios. The increase in interest on securities was primarily a result of a 78 basis point increase in the weighted-average rate on securities to 3.93% for the nine months ended September 30, 2024 from 3.15% for the nine months ended September 30, 2024. The above increases were partially offset by a 112 basis point decrease in the weighted-average rate on short-term investments to 4.37% for the nine months ended September 30, 2025 from 5.49% for the nine months ended September 30, 2024 and a decrease in the average balance of short-term investments of $26.8 million, or 11.2%, for the nine months ended September 30, 2025.

Average interest-earning assets increased $470.2 million, or 10.5%, to $4.96 billion for the nine months ended September 30, 2025 from $4.49 billion for the nine months ended September 30, 2024. The yield on interest-earning assets increased 2 basis points to 6.42% for the nine months ended September 30, 2025 from 6.40% for the nine months ended September 30, 2024.

Interest Expense. Total interest expense increased $3.0 million, or 3.1%, to $99.7 million for the nine months ended September 30, 2025 from $96.6 million for the nine months ended September 30, 2024. Interest expense on deposit accounts increased $1.8 million, or 1.9%, to $95.2 million for the nine months ended September 30, 2025 from $93.4 million for the nine months ended September 30, 2024. The increase was primarily driven by an increase in the average balance of certificate of deposit and individual retirement accounts of $143.7 million, or 7.9%, to $1.96 billion for the nine months ended September 30, 2025 from $1.82 billion for the nine months ended September 30, 2024 and an increase in the average balance of money market accounts of $238.7 million, or 27.9% to $1.09 million for the nine months ended September 30, 2025 from $855.7 million for the nine months ended September 30, 2024, partially offset by a decrease in the weighted average rate on certificates of deposit and individual retirement accounts of 62 basis points to 4.37% for the nine months ended September 30, 2025 from 4.98% for the nine months ended September 30, 2024.

Net Interest Income. Net interest income increased $20.0 million, or 16.9%, to $138.7 million for the nine months ended September 30, 2025 from $118.7 million for the nine months ended September 30, 2024, primarily due to a $470.2 million, or 10.5%, increase in the average balance of interest-earning assets to $4.96 billion for the nine months ended September 30, 2025 from $4.49 billion for the nine months ended September 30, 2024 and a decrease in the weighted-average rate on interest-bearing liabilities of 37 basis points to 3.53% for the nine months ended September 30, 2025 from 3.90% for the nine months ended September 30, 2024. These increases were offset partially by an increase in the average balance of interest-bearing liabilities of $461.5 million, or 13.9%, to $3.77 billion for the nine months ended September 30, 2025 from $3.31 billion for the nine months ended September 30, 2024.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL, a provision of $5.7 million was recorded for the nine months ended September 30, 2025, of which $6.2 million related to the provision for credit losses on loans, compared to a provision of $10.7 million for the nine months ended September 30, 2024, which included a $13.3 million provision for credit losses on loans.

The release of credit losses on unfunded commitments decreased $2.1 million, or 80.1%, during the nine months ended September 30, 2025 primarily driven by an increase in the balance of unfunded commitments. The decrease of $5.0 million, or 46.7%, in the total provision for credit losses was primarily due to construction loans transitioning to permanent financing as multi-family loans which carry lower required reserves during the nine months ended September 30, 2025 and the settlement of a commercial real estate participation loan which carried a specific reserve of $4.0 million as of September 30, 2024. The commercial real estate participation loan was ultimately resolved with a $923,000 recovery during the nine months ended September 30, 2025.

Noninterest Income. Noninterest income increased $3.8 million, or 49.6%, to $11.6 million for the nine months ended September 30, 2025 from $7.8 million for the nine months ended September 30, 2024. The increase resulted primarily from increases in customer service fees of $1.9 million, or 33.1%, due to higher loan and cash management fees; decreases in losses on securities available for sale of $1.9 million, or 100.0%, due to the loss earn back trade executed during the nine months ended September 30, 2024; and increases in the change in the cash surrender value of BOLI of $1.2 million, or 100.9%, resulting from new BOLI policies which carry higher-earning rates, along with a higher carrying balance of BOLI policies as the Company was waiting for proceeds from surrendered policies during the nine months ended September 30, 2025; offset partially by decreases in other income of $447,000, or 68.9%, due to the $610,000 one-time MasterCard brand incentive eared during the nine months ended September 30, 2024; decreased mortgage banking income of $395,000, or 43.6%, from a reduction in the volume of loan sales and decreased swap contract income of $308,000, or 27.3%, resulting from a reduced volume of swap originations during the nine months ended September 30, 2025.

The table below sets forth our noninterest income for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Customer service fees	$7,610	$5,717	$1,893	33.11%
Loss on sale of available-for-sale securities, net	-	(1,868)	1,868	(100.00)%
Increase in cash surrender value of BOLI	2,449	1,219	1,230	100.90%
Mortgage banking income	510	905	(395)	(43.65)%
Swap contract income	820	1,128	(308)	(27.30)%
Other income	202	649	(447)	(68.88)%
Total noninterest income	$11,591	$7,750	$3,841	49.56%

Noninterest Expense. Noninterest expense increased $12.0 million, or 15.7%, to $88.3 million for the nine months ended September 30, 2025 from $76.4 million for the nine months ended September 30, 2024. Salaries and employee benefit expenses increased $4.8 million, or 9.4%, primarily from a $3.4 million increase in employee compensation expense, a $1.1 million increase in medical and dental benefits expense and a $712,000 increase in payroll taxes from the increase in the Company’s headcount consistent with our growth, a $614,000 increase in stock compensation due to restricted stock award grants during the nine months ended September 30, 2025, a $437,000 increase in ESOP compensation expense as a result of the Company’s stock price appreciation, a $411,000 increase in bonus expense due to increases in headcount and the Company’s performance and a $266,000 increase in officer pension plan expenses during the nine months ended September 30, 2025; offset partially by a $2.4 million decrease in LTIP expenses resulting from reduced balances in the LTIP during the nine months ended September 30, 2025, a $417,000 increase in directors’ fee expenses and a $247,000 increase in legal expenses. Data processing expenses increased $1.6 million, or 24.8%, during the nine months ended September 30, 2025, primarily a result of continued investment in the technology infrastructure at the Company including increases of $772,000 in management information systems expenses, $479,000 in general servicing system expenses and $201,000 in electronic banking expenses. Merger and acquisition expenses increased $1.5 million from $0 due to the Company’s pending acquisition of Provident Bancorp, Inc. and BankProv. General and administrative expenses increased $834,000, or 24.1%, during the nine months ended September 30, 2025, mainly as a result of an increase in shareholder relations expenses of $194,000 and an increase of $226,000 in credit card rewards expenses, along with various other smaller expense increases. FDIC and state assessment expenses increased $818,000, or 45.3%, during the nine months ended September 30, 2025 primarily due to the Company’s continued growth.

The table below sets forth our noninterest expense for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$56,358	$51,509	$4,849	9.41%
Data processing expenses	8,169	6,547	1,622	24.77%
Director and professional service fees	8,010	6,174	1,836	29.74%
Occupancy and equipment expenses	4,604	4,192	412	9.83%
Marketing and charitable contribution expenses	2,750	2,680	70	2.61%
FDIC and state insurance assessments	2,624	1,806	818	45.29%
Merger and acquisition expenses	1,525	-	1,525	100.00%
General and administrative expenses	4,293	3,459	834	24.11%
Total noninterest expense	$88,333	$76,367	$11,966	15.67%

Income Tax Expense. Income tax expense increased $849,000, or 6.6%, to $13.7 million for the nine months ended September 30, 2025 from $12.8 million for the nine months ended September 30, 2024, primarily a result of the increase in net income during the quarter ended September 30, 2025, partially offset by the income tax expense on solar tax credit investment basis reduction and BOLI surrender tax and managed endowment contract penalty expense during the nine months ended September 30, 2024. The effective tax rate was 24.3% and 32.5% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the effective tax rate was primarily a result of the income tax expense on solar tax credit investment basis reduction and BOLI surrender tax and managed endowment contract penalty expense during the nine months ended September 30, 2024. Excluding one-time charges, the operating effective tax rate for the nine months ended September 30, 2025 and 2024 would have been 22.9% and 22.2%, respectively.

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

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)
Interest-earning assets:
Loans	$4,487,211	$223,524	6.66%	$4,026,925	$199,788	6.63%
Securities	233,156	6,850	3.93%	200,648	4,736	3.15%
Other investments (5)	29,490	1,046	4.74%	25,270	939	4.96%
Short-term investments (5)	213,179	6,966	4.37%	239,946	9,853	5.49%
Total interest-earning assets	4,963,036	238,386	6.42%	4,492,789	215,316	6.40%
Non-interest-earning assets	276,905			239,585
Allowance for credit losses	(40,468)			(35,336)
Total assets	$5,199,473			$4,697,038

Interest-bearing liabilities:
Savings accounts	$118,426	360	0.41%	$118,532	46	0.05%
NOW accounts	469,225	3,632	1.03%	439,866	3,409	1.04%
Money market accounts	1,094,418	27,204	3.32%	855,720	22,212	3.47%
Certificates of deposit and individual retirement accounts	1,959,009	64,005	4.37%	1,815,336	67,741	4.98%
Total interest-bearing deposits	3,641,078	95,201	3.50%	3,229,454	93,408	3.86%
FHLB and FRB advances	131,874	4,478	4.54%	82,015	3,230	5.26%
Total interest-bearing liabilities	3,772,952	99,679	3.53%	3,311,469	96,638	3.90%
Non-interest-bearing deposits	589,472			558,825
Other non-interest-bearing liabilities	92,819			83,493
Total liabilities	4,455,243			3,953,787
Shareholders' equity	744,230			743,251
Total liabilities and shareholders' equity	$5,199,473			$4,697,038
Net interest income		$138,707			$118,678
Net interest rate spread (1)			2.89%			2.50%
Net interest-earning assets (2)	$1,190,084			$1,181,320
Net interest margin (3)			3.74%			3.53%

Average interest-earning assets to interest-bearing liabilities	131.54%			135.67%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.
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

	Nine Months Ended
	September 30, 2025 vs. 2024
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$22,925	$811	$23,736
Securities	842	1,272	2,114
Other	147	(40)	107
Short-term investments	(1,020)	(1,867)	(2,887)
Total interest-earning assets	22,894	176	23,070

Interest-bearing liabilities:
Savings accounts	—	314	314
NOW accounts	227	(4)	223
Money market accounts	5,886	(894)	4,992
Certificates of deposit and individual retirement accounts	6,527	(10,263)	(3,736)
Total interest-bearing deposits	12,640	(10,847)	1,793
Federal Home Loan Bank advances	1,614	(366)	1,248
Total interest-bearing liabilities	14,254	(11,213)	3,041

Change in net interest income	$8,640	$11,389	$20,029

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the FHLB and the Discount Window at the Federal Reserve Bank of Boston (“FRB”). As of September 30, 2025, we had outstanding advances of $41.5 million from the FHLB. As of September 30, 2025, we had unused borrowing capacity of $816.3 million with the FHLB. At September 30, 2025, the Bank had $606.3 million available from the discount window under the Borrower in Custody (“BIC”) program at the FRB. Additionally, as of September 30, 2025, we had $388.7 million of brokered deposits and pursuant to our internal liquidity policy, which allows us to utilize brokered deposits up to 25.0% of our total assets, we had an additional capacity of up to approximately $971.9 million of brokered deposits.

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

At September 30, 2025, we had $22.1 million in commitments to originate loans outstanding. In addition, we had $636.6 million in unused lines of credit to borrowers, $425.9 million in unadvanced construction loans and $5.6 million in letters of credit outstanding.

Non-brokered certificates of deposit due within one year of September 30, 2025 totaled $1.72 billion, or 31.5%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits, FHLB advances and FRB borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the non-brokered certificates of deposit due on or before September 30, 2026, or on our other interest-bearing deposit accounts. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2025.

Our primary investing activity is originating loans. During the nine months ended September 30, 2025, we originated $369.5 million of loans, net of repayments.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced net increases in deposits of $388.0 million for the nine months ended September 30, 2025. At September 30, 2025 and December 31, 2024, the level of brokered time deposits was $388.7 million and $309.8 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. FHLB advances decreased $79.4 million during the nine months ended September 30, 2025.

For additional information, see the consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

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

As of September 30, 2025, the Bank and the Company exceeded all of their regulatory capital requirements and were categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 10 of the notes to consolidated financial statements.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented in this Form 10-Q have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is an emerging growth company.

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of the	That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares	Paid per Share (1)	Share Repurchase Program	Share Repurchase Program (2)

July 1 - July 31, 2025	921,934	$17.20	921,934	-
Total	921,934	$17.20	921,934	-

(1) Includes commissions paid and excise tax.

(2) On May 7, 2025, the Company announced a second stock repurchase program that authorizes the Company to purchase up to 2,028,522 shares, or 5%, of the Company's outstanding shares of common stock. The Company completed the stock repurchase program on July 15, 2025.

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

NB BANCORP, INC.

Date: November 7, 2025	/s/ Joseph Campanelli
Joseph Campanelli
Chairman, President and Chief Executive Officer

Date: November 7, 2025	/s/ Jean-Pierre Lapointe
Jean-Pierre Lapointe
Executive Vice President and Chief Financial Officer