Form 10-K
period 2025-12-31
NB Bancorp, Inc.
filed 2026-03-03
CIK 1979330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2025, of $17.86, was approximately $603.1 million.

As of February 28, 2026, there were 45,604,774 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

1.Portions of the Proxy Statement for the 2026 Annual Meeting of Stockholders (Part III)

PART I

ITEM 1.      Business

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, the terms “we,” “our,” and “us” refer to NB Bancorp, Inc. and Needham Bank, unless the context indicates another meaning. In addition, we sometimes refer to NB Bancorp, Inc. as “NB Bancorp” or the “Company” and to Needham Bank as the “Bank.”

Certain statements contained in this Annual Report on form 10-K, that are not historical facts, may be considered forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “could,” “potential,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the asset quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, including as a result of employment levels and labor shortages, a potential recession or slowed economic growth;
●	inflation and changes in the interest rate environment that reduce margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our derivative and hedging instruments, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	the possibility that future credit losses, loan defaults and charge-off rates are higher than expected due to changes in economic conditions or adverse economic developments;
●	changes in the level and direction of loan delinquencies and changes in assumptions and estimates of the adequacy of the allowance for credit losses (“ACL”);
●	the effect of any change in federal government enforcement of federal laws affecting the cannabis industry or banking as a service (“BAAS”);

●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
●	our ability to access cost-effective funding timely;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market areas;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”) or the Public Company Accounting Oversight Board (“PCAOB”);
●	our ability to attract and retain key employees;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own;
●	turbulence in the capital and debt markets and within the banking industry;
●	risks related to the increased focus on widespread implementation of stablecoins and other digital assets;
●	the risk that goodwill and intangibles recorded in our financial statements will become impaired;

●	risks related to the implementation of acquisitions, dispositions, and restructurings, including the acquisition with Provident Bancorp and BankProv, which is further described in Part I, Item 1 in this Annual Report on Form 10-K under “Recent Acquisitions – Provident Bancorp and BankProv Acquisition,” including the risk that acquisitions may not be timely completed or at all and may not produce results at levels or within time frames originally anticipated, including due to delays in obtaining regulatory approvals or to the conditions associated with such approval;
●	potential risks related to the integration of Provident Bancorp and BankProv, including that revenue and expense synergies or other expected benefits may not materialize or may be more costly to achieve than anticipated and that the combined businesses may not perform as expected;
●	changes in assumptions used in making such forward-looking statements; and
●	other risks and uncertainties detailed in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

BUSINESS OF NB BANCORP, INC.

NB Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in June 2023 for the purpose of becoming the registered bank holding company for Needham Bank (the “Bank”) upon the consummation of the mutual-to-stock conversion of NB Financial, MHC, the Bank’s former mutual holding company. The Company’s initial stock offering was completed on December 27, 2023. In connection with the conversion, the Company sold 40,997,500 shares of common stock, par value $0.01 per share, for gross offering proceeds (before deducting offering expenses) of approximately $410.0 million based on the offering price of $10.00 per share. The Company also contributed 1,708,229 shares of common stock and $2.0 million in cash to the Needham Bank Charitable Foundation. The shares of the Company’s common stock sold in the offering began trading on The Nasdaq Capital Market on December 28, 2023 under the symbol “NBBK.”

Since being incorporated, other than holding the common stock of the Bank and the Provident Aquisition, the Company has not engaged in any material business activities to date.

Our cash flow depends on earnings from the investment of the net proceeds we retained from our initial public stock offering that was consummated on December 27, 2023, and any dividends we receive from the Bank. We neither own nor lease any property. At the present time, we employ only persons who are officers of the Bank who also serve as officers of the Company. We use the employees of the Bank from time to time and pay a fee to the Bank for the time devoted to the Company by employees of the Bank. However, these persons are not separately compensated by the Company. The Company may hire additional employees, as appropriate, to the extent it expands its business in the future.

Our executive offices are located at 1063 Great Plain Avenue, Needham, Massachusetts 02492. Our telephone number at this address is (781) 444-2100. Our website address is www.needhambank.com. Information on our website is not incorporated into and should not be considered part of this Annual Report on Form 10-K.

BUSINESS OF NEEDHAM BANK

General

The Bank is a Massachusetts-chartered cooperative bank headquartered in Needham, Massachusetts. The Bank was organized in 1892 and has operated continuously in Needham, Massachusetts, which is approximately 17 miles southwest of Boston’s financial district, since this time. Our headquarters are still located in Needham, and we have branch locations in Massachusetts, including Ashland, Boston (Mission Hill), Dedham, Dover, Medfield, Medford, Millis, Natick, Wellesley, Westwood. Upon completion of the Provident Acquisition in November 2025, our branch network expanded into Amesbury and Newburyport, Massachusetts and New Hampshire, including Bedford, Exeter, Portsmouth and Seabrook; as well as a warehouse lending center in Ponte Vedra Beach, Florida. Our branch network covers the metro-west area of Boston, southern New Hampshire and surrounding communities in Massachusetts, eastern Connecticut, southern New Hampshire and Rhode Island. As one of the largest community banks in the Greater Boston metropolitan area, and throughout New England, we believe that our reputation for providing personalized customer service is our strongest asset and our most effective business strategy to continue to grow and be a profitable bank.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in commercial real estate and multifamily loans, one-to-four-family residential real estate loans, construction and land development loans, commercial and industrial loans, mortgage warehouse loans and consumer loans. To a lesser extent, we originate home equity loans and lines of credit. At December 31, 2025, our total loan portfolio was comprised of $2.44 billion, or 40.7%, of commercial real estate and multifamily loans, $1.33 billion, or 22.2%, of one-to-four-family residential real estate loans and home equity loans, $1.01 billion, or 16.8%, of commercial and industrial loans, and $730.6 million, or 12.2%, of construction and land development loans. We also invest in securities, consisting primarily of U.S. Treasury and federal agency securities, mortgage-backed securities and corporate bonds. We offer a variety of deposit accounts, including certificate of deposit accounts, IRAs, money market accounts, savings accounts, demand deposit accounts and interest-bearing and noninterest-bearing checking accounts.

Historically, we have utilized advances from the Federal Home Loan Bank of Boston (“FHLB”) as a funding source for our operations and we had $196.2 million of FHLB advances outstanding at December 31, 2025. Additionally, in recent years, we have also utilized brokered deposits as a non-retail funding source to fund our operations and at December 31, 2025, we had $535.7 million of brokered deposits.

Needham Bank is subject to regulation, supervision and examination by the Massachusetts Commissioner of Banks (the “Commissioner”) under Massachusetts law, and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) as its primary federal regulator. It is also regulated by Federal Deposit Insurance Corporation (the “FDIC”) as its primary insurer of its deposits.

Recent Acquisition

Provident Bancorp and BankProv Acquisition (“Provident Acquisition”)

During the year ended December 31, 2025, the Company was able to expand its banking business through a combination of internal growth, complemented by an opportunistic strategic acquisition. On November 15, 2025, the Company acquired Provident Bancorp, Inc. and its wholly-owned subsidiary, BankProv, which operated seven banking offices and one mortgage warehouse lending facility, for $111.8 million in cash consideration and the issuance of 5,943,682 shares of common stock valued at $114.7 million. The Provident Acquisition extends Needham Bank’s presence in the northern Massachusetts market and establishes Needham Bank’s presence in the southern New Hampshire market with the addition of approximately $1.40 billion of total assets, $1.18 billion of total loans and $1.14 billion in total deposits, each at fair value. The Provident Acquisition was accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Under this method of accounting, the respective assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of consideration paid over the estimated fair value of the net assets acquired, net of deferred taxes, totaled $18.5 million and was recorded on the Company’s balance sheet as goodwill. Results for 2025 reflect the inclusion of the Provident Acquisition since November 15, 2025.

Business Strategy

In recent years and consistent with our growth strategy to increase our commercial relationships along all business lines, we have enhanced our online and mobile banking offerings, including fraud prevention and detection systems, and additionally, we have invested heavily in our cash management suite of products. Additional investments have been made to continually strengthen cybersecurity controls, such as with expanded vulnerability detection and patch management protocols. We believe our significant investment in our cash management products has allowed us to capture and service the full banking relationships for our Structured Finance, Cannabis-related and other commercial and industrial customer relationships. We have invested in systems to automate compliance with cannabis-related regulatory requirements and guidance, as well as, state-specific and federal regulatory requirements for cannabis banking and consumer lending activities. We also implemented a Marketing Customer Information File and Customer Relationship Management system to improve communication, collaboration and customer experience.

In recent years, we have focused on building an experienced management team and diversifying and enhancing our operating and business strategy. In January 2017, we hired Joseph Campanelli as our Chief Executive Officer. Mr. Campanelli has more than 40 years of banking experience at larger, more complex financial institutions and has executed similar strategies. In February 2024, we hired JP Lapointe, our Chief Financial Officer. Mr. Lapointe has more than 20 years of combined banking and bank audit experience. In January 2025, we hired Christine Roberts, our Chief Operating Officer. Ms. Roberts has more than 20 years of banking experience. Under their leadership, the Bank has implemented an intentional and structured growth plan to enable the Bank to prudently grow its balance sheet and diversify its operations and offer a personalized banking experience to individuals and businesses while seeking to address the risks inherent with such growth.

During the year ended December 31, 2025, the Bank added approximately 152 additional full-time employees, a majority of which the Company was able to retain from the Provident Acquisition.

Consistent with our strategy to continue to service individuals and small businesses in our market area, while also competing for larger business customers, the Bank has made significant investments in infrastructure, upgraded technology solutions and offerings, and compliance and risk management.

During each of the years ended December 31, 2025 and 2024, we added one new board member to the Company’s Board of Directors including one as a result of the Provident Acquisition during the year ended December 31, 2025. We believe that each of our Directors, individually, and together as a group, bring a level of business acumen and sophistication that matches our growth strategy.

We continue to execute on the following strategies to maximize sustainable profitability:

●	Continue to moderately grow our commercial real estate and multifamily loan portfolio. In recent years, we have increased our commercial real estate and multifamily loan portfolio consistent with safe and sound underwriting practices. This has the benefit of increasing the yield on our loan portfolio while reducing the average term to repricing of our loans. At December 31, 2025, our commercial real estate and multifamily loan portfolio totaled $2.44 billion, or 40.7% of our total loan portfolio, compared with $1.70 billion, or 39.1% of our total loan portfolio, at December 31, 2024.

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

●	Continue our historical emphasis on residential mortgage lending, including construction of single-family homes. Historically, we have emphasized residential mortgage lending, including for the construction of single-family homes, and at December 31, 2025, one-to-four-family residential real estate loans totaled $1.18 billion, or 19.6% of our total loan portfolio, compared with $1.13 billion, or 26.1% of our total loan portfolio, at December 31, 2024. We intend to continue measured, efficient growth of these types of residential lending.
●	Modestly grow our consumer loan portfolio. During the years ended December 31, 2025 and 2024, we underwrote select individual loans to purchase from several third-party originators. All other consumer loans have been paying down and we are not actively purchasing other consumer loan portfolios. Largely as a result of these paydowns and a transfer of a portfolio of previously purchased loans to held for sale, at December 31, 2025, consumer loans totaled $203.5 million, or 3.4% of our total loan portfolio, compared to $244.6 million, or 5.6% of our total loan portfolio, at December 31, 2024. At December 31, 2025 we transferred $67.0 million in previously purchased consumer loans to loans held for sale, the sale of which is expected to close in the first quarter of 2026. Going forward, we intend to be selective in pools that we want to grow in our consumer loan portfolio through selective ongoing originations and purchases.

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

●	Prudently grow mortgage warehouse lending portfolio. Our mortgage warehouse lending business, which was part of the Provident Acquisition, has a national platform with relationship managers across the United States that offers Master Repurchase Agreement Facilities (“Facilities”) to independent non-bank mortgage origination companies, which allow them to fund the closing of residential mortgage loans. The primary source of repayment of the facilities is the sale of the underlying mortgage loans to outside investors. We want to continue to prudently grow this business as we believe it is an opportunity for opportunistic growth. This new loan portfolio further enhances our ability to service new customers and disperses our risk and concentrations across a wider swath of industries. At December 31, 2025, mortgage warehouse loans were $280.9 million, or 4.7% of our total loan portfolio.
●	Diversify and focus on deposit gathering. Consistent with our strategy to grow core deposits, which we consider to be all deposits including certificates of deposits, other than brokered deposits, we have invested in a cash management suite of products and enhanced our online and mobile banking offerings, as well as fraud prevention and detection systems. We intend to continue to implement new technology as it is developed or improved. We view the growth of commercial and industrial lending, in each of our market segments, as an opportunity to increase our core deposits through our effort to capture the full banking relationship of these commercial customers.

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

During the year ended December 31, 2025, the Foundation made $1.8 million in contributions to local non-profit charities and organizations.

Market Area

We consider our primary market area to be any counties, towns or municipalities within a 100-mile radius of Needham, which generally covers the Greater Boston metropolitan area as well as surrounding communities in Massachusetts, eastern Connecticut, southern New Hampshire and Rhode Island. We will consider commercial and residential real estate opportunities outside of this market area, but these are generally to customers with whom we have an existing relationship and who have a presence within our primary market area. We also have industry-specific warehouse lending and structured commercial and industrial relationships to cannabis and solar companies and bridge financing based on our underlying diligence and understanding of the specific operations outside of our primary market area.

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

According to the United States Census Bureau (the “Census”), at July 2024, the Greater Boston metropolitan area is the tenth largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Greater Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale/retail trade, to finance, technology and medical care. According to the United States Department of Labor, in November 2025, the Boston-Cambridge-Newton, Massachusetts area had an estimated unemployment rate of 4.4%, compared to a Massachusetts state unemployment rate of 4.8% and the national unemployment rate of 4.4%.

Based on the Census’ estimates, from 2020 to 2024, the populations of Boston–Cambridge–Newton, MA–NH Metropolitan Statistical Area (“MSA”) increased 1.93%, compared to a 2.91% increase for the Commonwealth of Massachusetts.

At July 2024, the Census estimates that the Boston–Cambridge–Newton, MA–NH MSA’s median household incomes was $117,825, compared to median household income of $97,344 for the city of Boston, $104,828 for the Commonwealth of Massachusetts, and $81,604 for the United States.

Competition

We face significant competition within our market both in originating loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money centers and regional banks, community banks, credit unions and other non-bank financial service providers, including financial technology companies. Some of our competitors offer products and services that we currently do not offer, such as trust or wealth management services.

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

We do not believe that our ability to compete is dependent on our existing relationships in these areas, but we believe our experience could provide a competitive advantage versus lenders who enter these business lines in the future. We intend to continue to compete effectively in these areas by utilizing our knowledge of the operating and cash flow structures of these industries, as well as the applicable regulatory considerations.

Lending Activities

Our principal lending activity is originating commercial real estate and multifamily loans, one-to-four-family residential real estate loans, construction and land development loans, commercial and industrial loans, mortgage warehouse loans and consumer loans. To a lesser extent, we also originate home equity loans and lines of credit. Subject to market conditions and our asset-liability management, we expect to continue to grow each of our loan portfolios with the most significant emphasis on growth in commercial real estate and multifamily loans and commercial and industrial loans. From time to time and subject to market conditions, we have also originated for sale and sold a portion of our long-term, fixed-rate, one-to-four-family residential real estate loans, on a servicing-retained, limited or no recourse basis, while retaining shorter-term fixed-rate and adjustable-rate one-to four family residential real estate loans in order to manage the interest rate risk and duration of our loan portfolio.

Historically, we have also engaged in loan participation sales, with the Bank as the lead, for certain larger commercial real estate and commercial and industrial loans and have purchased participation loans from well-established financial institutions in our market area. Participation loans and counterparty exposure is periodically reported to the Board of Directors. At December 31, 2025, our highest combined participation loans sold with one bank was approximately 14.7% of our total capital and was comprised of four commercial real estate loans, two construction and land development loans, one multifamily loan and one commercial and industrial loan. At December 31, 2024, our highest combined participation loans purchased with one bank was approximately 7.0% of our total capital and was comprised of one commercial real estate loan and one multi-family residential loan.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

			Provident
	December 31, 2025	December 31, 2024	Acquisition (1)	Organic $ Change	Organic % Change

	(In thousands)
One-to-four-family residential	$1,177,156	$1,130,791	$27,315	$19,050	1.7%
Home equity	152,602	124,041	4,110	24,451	19.7%
Residential real estate	1,329,758	1,254,832	31,425	43,501	3.5%

Commercial real estate	1,924,043	1,363,394	483,548	77,101	5.7%
Multi-family residential	517,527	333,047	73,035	111,445	33.5%
Commercial real estate	2,441,570	1,696,441	556,583	188,546	11.1%
Construction and land development	730,573	583,809	19,962	126,802	21.7%
Commercial and industrial	1,007,669	559,828	354,017	93,824	16.8%
Commercial	4,179,812	2,840,078	930,562	409,172	14.4%

Consumer, net of premium/discount	203,497	244,558	—	(41,061)	16.8%

Mortgage warehouse	280,949	—	264,614	16,335	6.2%

Total loans	5,994,016	4,339,468	1,226,601	427,947	9.9%
Deferred fees, net	(7,876)	(6,539)	—	(1,337)	20.4%
Loans receivable, net of deferred fees	$5,986,140	$4,332,929	$1,226,601	$426,610	9.8%

(1) Loans acquired at fair value

Contractual Maturities. The following tables set forth the contractual maturities of our loan portfolio at December 31, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One-to-Four-Family		Commercial	Multi-Family	Construction and	Commercial and
	Residential	Home Equity	Real Estate	Residential	Land Development	Industrial	Warehouse	Consumer

Amounts due in:	(in thousands)
One year or less	$7,205	$5	$140,718	$—	$302,348	$166,647	$280,949	$6,075
After one through five years	36,275	12	566,484	120,291	291,934	540,197	—	74,670
After five through 15 years	88,495	29,061	785,700	127,659	27,582	257,177	—	18,812
More than 15 years	1,045,181	123,524	431,141	269,577	108,709	43,648	—	103,940
Total	$1,177,156	$152,602	$1,924,043	$517,527	$730,573	$1,007,669	$280,949	$203,497

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2025 that are contractually due after December 31, 2026:

	As of December 31, 2025
	Fixed	Adjustable	Total

	(in thousands)
One-to-four-family residential	$563,258	$606,693	$1,169,951
Home equity	1,301	151,296	152,597
Commercial real estate	323,359	1,459,966	1,783,325
Multi-family residential	19,575	497,952	517,527
Construction and land development	87,306	340,919	428,225
Commercial and industrial	250,173	590,849	841,022
Consumer, net of premium/discount	191,386	6,036	197,422
Warehouse	—	—	—
Total loans	$1,436,358	$3,653,711	$5,090,069

One-to-Four-Family Residential Real Estate Lending. One of the primary focuses of our lending has long been the origination of long-term loans secured by mortgages on primarily owner-occupied, one-to-four-family residences. At December 31, 2025, $1.18 billion, or 19.6%, of our total loan portfolio, consisted of one-to-four-family residential real estate loans. The vast majority of the one-to-four-family residential real estate loans that we originate are secured by properties located in our primary market area. See “Originations, Sales and Purchases of Loans.”

Our one-to-four-family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate one-to-four-family residential real estate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency (“FHFA”), which was $806,500 as of December 31, 2025. We also originate loans above the FHFA limit, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans and at December 31, 2025, approximately $568.8 million, or 48.3%, of our one-to-four-family residential real estate loans were jumbo loans with an average balance of $1.5 million.

Our fixed-rate one-to-four-family residential real estate loans are originated with terms of up to 30 years and our adjustable-rate one-to-four-family residential real estate loans are originated with terms of up to 40 years. At December 31, 2025, $566.0 million, or 48.1%, of our one-to-four-family residential real estate loans were fixed-rate loans.

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

We evaluate both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Our one-to-four-family residential real estate loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Our one-to-four-family residential real estate loans customarily include “due-on-sale” clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage. All borrowers are required to obtain title insurance, homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing one-to-four-family residential real estate loans.

We offer one-to-four-family residential real estate loans secured by non-owner-occupied properties. Generally, we will not make loans in excess of 80.0% loan-to-value on non-owner-occupied one-to-four-family residential real estate properties or in excess of 80.0% on single family non-owner-occupied one-to-four-family residential real estate properties.

Home Equity Loans and Lines of Credit. In addition to one-to-four-family residential real estate loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. At December 31, 2025, we had $152.6 million, or 2.6%, of our total loan portfolio in home equity loans and lines of credit.

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

Commercial Real Estate and Multifamily Lending. Our commercial real estate and multifamily loans are secured primarily by multifamily apartment buildings, retail and mixed-use properties, light industrial properties, manufacturing facilities and office buildings, almost all of which are located in our primary lending market area. We will also make these loans out of our primary lending market area to customers of the Bank with whom we have an existing lending relationship. Our multifamily loans are secured primarily by five or more-unit residential buildings.

At December 31, 2025, we had $2.44 billion in commercial real estate and multifamily loans, representing 40.7% of our total loan portfolio.

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

The federal banking agencies (the “Agencies”) issued guidance in 2006 (the “Guidance”) which addresses institutions with increased concentrations of commercial real estate (“CRE”) loans.  The Guidance does not establish specific CRE lending limits; but rather, it promotes sound risk management practices and appropriate levels of capital that will enable institutions to continue to pursue CRE lending in a safe and sound manner.  In developing the Guidance, the Agencies recognized that different types of CRE lending present different levels of risk, and that consideration should be given to the lower risk profiles and historically superior performance of certain types of CRE, such as well-structured multifamily housing finance, when compared to others, such as speculative office space construction. As discussed under “CRE Concentration Assessments,” institutions are encouraged to segment their CRE portfolios to acknowledge these distinctions for risk management purposes. The guidance focuses on those CRE loans for which the cash flow from real estate is the primary source of repayment rather than loans to a borrower for which real estate collateral is taken as a secondary source of repayment or through an abundance of caution. Thus, for the purposes of the Guidance, CRE loans include those loans with risk profiles sensitive to the condition of the general CRE market (for example, market demand, changes in capitalization rates, vacancy rates, or rents). CRE loans are land development and construction loans (including one-to-four-family residential and commercial construction loans) and other land loans.

CRE loans also include loans secured by multifamily property, and nonfarm nonresidential property where the primary source of repayment is derived from rental income associated with the property (that is, loans for which 50 percent or more of the source of repayment comes from third party, nonaffiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Excluded from the scope of the Guidance are loans secured by non-farm non-residential properties where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property.

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

The Company holds a concentration in commercial real estate loans. As of December 31, 2025, construction, land development and other land loans, as defined by the Guidance, represented 91.6% of consolidated risk-based capital. Total commercial real estate loans, as defined by the Agency Guidance, represented 314.1% of consolidated risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio as defined by the Agency Guidance, by 37.0%.

The management team has extensive experience in underwriting CRE loans and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its CRE portfolio. The Board of Directors has established maximum internal limits on CRE to better manage and control the exposure to property classes during periods of changing economic conditions. The Board of Directors also has minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

Our risk management process begins with a robust underwriting program. The underwriting and risk rating of all loans is completed by an underwriting team that is independent of the originating lender(s). The underwriting analysis of CRE loans includes pre-origination sensitivity analysis utilizing portfolio stress testing methods to fully understand the potential exposure before we originate the credit. Once originated, each loan receives ongoing quarterly stress tests to evaluate the risk profile over the life of the credit. At December 31, 2025, our 25 largest commercial real estate lending relationships had an average balance of approximately $42.2 million, or approximately $1.06 billion in the aggregate, representing 43.2% of our total CRE loans at such date. Consistent with our internal policies, any borrowing relationship with aggregate exposure of greater than $90.0 million requires approval by the Board of Directors and at December 31, 2025 we had four such relationships in excess of $90.0 million, three of which were comprised of CRE loans.

At December 31, 2025, each of the CRE loans underlying our 25 largest commercial real estate relationships was performing in accordance with its repayment terms.

We consider a number of factors in originating CRE and multifamily loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, among other factors, we consider the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that, subject to certain exceptions, it is at least 1.20x for multifamily loans and 1.25x for CRE loans, and the ratio of the loan amount to the appraised value of the mortgaged property. Our CRE and multifamily loans are appraised by outside independent and qualified appraisers that are duly approved in accordance with Bank policy. Personal guarantees are often obtained from CRE borrowers. Each borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

We believe that our CRE and multifamily loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties. As of December 31, 2025, the amortized cost balances of concentrations in our CRE loan portfolio, including multi-family loans, were as follows:

	As of December 31, 2025
	Owner-Occupied	Non-Owner-Occupied	Balance	Percentage

	(Dollars in thousands)
Multi-Family	$—	$517,527	$517,527	21%
Industrial	152,469	151,172	303,641	12%
Office	39,718	246,571	286,289	12%
Hospitality	36,995	246,313	283,308	12%
Mixed-Use	23,174	196,701	219,875	9%
Cannabis Facility	205,923	9,085	215,008	9%
Special Purpose	84,563	62,211	146,774	6%
Retail	44,687	103,846	148,533	6%
Self Storage Facilities	—	64,315	64,315	3%
Recreational Vehicle Parks	15,013	74,290	89,303	4%
Other	62,157	104,840	166,997	7%
Total commercial real estate	$664,699	$1,776,871	$2,441,570	100%

Construction and Land Development Loans. At December 31, 2025, we had $730.6 million in construction and land development loans, or 12.2% of total loans. We make construction loans on raw land, land which has received permits for construction and commercial and residential properties which are being re-constructed, primarily to developers, contractors and builders of apartment buildings, single-family homes and condominiums and individuals for the construction of their primary residences. We also make a limited amount of land loans that will be used for residential or commercial development. Land loans also include loans secured by land purchased for investment purposes.

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

Our construction loans are fixed- and adjustable-rate, interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 24 months. At the end of the construction phase, the loan may convert to a permanent mortgage loan or may be paid in full. Depending on the complexity of the construction project, including potential supply chain issues, longer permitting and approval times, the term of an “interest-only” construction loan may be extended if circumstances warrant.

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

At December 31, 2025, our 25 largest construction and land development loan relationships had an average balance of approximately $19.8 million, or approximately $494.7 million in the aggregate, representing 67.7% of our total construction and land development loans. Consistent with our internal policies, any borrowing relationship with aggregate exposure of greater than $90.0 million requires approval by the Board of Directors and at December 31, 2025 we had four such relationships in excess of $90.0 million, two of which included construction and land development loans. At December 31, 2025, each of the construction and land development loans underlying our 25 largest loan relationships was performing in accordance with its repayment terms.

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

The Structured Finance division’s practices include sponsored and direct-to-company transactions, family-owned and privately held businesses, and, to a limited extent, publicly traded companies. We believe our Structured Finance division’s portfolio is well diversified with 115 commercial relationships at December 31, 2025.

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

When making commercial and industrial loans, we consider the financial statements of the borrower, lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the historical and projected cash flows of the business and the value of the business assets. Where applicable, we engage third-party specialists to assist in conducting diligence on any prospective borrower, and they may include, as warranted, industry-specific consultants, engineers, appraisers, and accountants.

The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. The vast majority of the loans are extended on a secured basis, with a limited number of unsecured lines of credit with additional covenants.

At December 31, 2025, we had commitments to fund $36.4 million of unsecured lines of credit with $428,000 outstanding. The security of any underlying loan is determined according to the credit profile of the customer on a case-by-case basis.

In managing our commercial and industrial loan portfolio, we focus on the size of the customer’s lending relationship, which we view as the aggregate amount of all loans and loan commitments outstanding to a commercial borrower and any related borrowers or guarantors.

At December 31, 2025, approximately 96.4% of our Small Business and 91.3% of our Middle Market commercial and industrial loan exposure was to customers headquartered within our primary market area, which is the Greater Boston metropolitan area and surrounding communities, including eastern Connecticut, southern New Hampshire and Rhode Island. On occasion, we will make these types of loans outside of the primary market but generally only to customers with whom we have a pre-existing relationship.

As part of the Provident Acquisition, the Company obtained an enterprise value loan portfolio that is included in commercial and industrial loans. As of December 31, 2025, enterprise value loans, which we also refer to as business acquisition, search fund lending, merger and acquisition, re-capitalization, and shareholder/partner buyout loans, totaled $184.9 million, or 3.1% of our total loan portfolio, with relationships spanning 20 states. We originate these loans to small- and medium-size businesses in a senior secured position, relying largely on the enterprise value of the business and ongoing cash flow to support operational and debt service requirements. These are generally fully amortizing term loans (up to seven years) with material levels of equity and/or combination of seller financing behind our senior secured lending. All of these loans are secured by the enterprise value of the respective businesses, including all related business assets.

Enterprise value loans may expose us to a greater risk of non-payment and loss than traditional commercial business loans because: (1) repayment of such loans may be dependent upon the successful execution of the borrower’s business plan, which may include new management and be based on projected cash flows that may include business synergies, cost savings, and revenue growth that have yet to be realized; (2) they may require additional financing from their private equity sponsors or others, a successful sale to a third party, a public offering, or some other form of liquidity event; or (3) in the event of default and liquidation, there may be reliance on the sale of intangible assets that may have insufficient value to repay the debt in full.

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

Consistent with our internal policies, any borrowing relationship with aggregate exposure of greater than $90.0 million requires approval by the Board of Directors and at December 31, 2025 we had four such relationships in excess of $90.0 million, two of which included commercial and industrial loans. At December 31, 2024, each of the commercial and industrial loans underlying our 25 largest loan relationships was performing in accordance with its repayment terms. At December 31, 2025, each of the commercial and industrial loans underlying our 25 largest relationships was performing in accordance with its repayment terms excluding one commercial and industrial loan that was 30 days past due and has a remaining outstanding loan balance of $70.0 million as of December 31, 2025. The total relationship balance was $70.6 million, or 7.0%, of total commercial and industrial loans as of December 31, 2025.

Mortgage Warehouse Loans. Our mortgage warehouse lending business has a national platform with relationship managers across the United States that offers Facilities to independent non-bank mortgage origination companies, which allow them to fund the closing of residential mortgage loans. Each Facility advance is fully collateralized by a security interest in one-to-four-family residential mortgage loans and is further enhanced by deposit balances. The primary source of repayment of the Facilities is the sale of the underlying mortgage loans to outside investors, which typically occurs within 15 days, with the exception of construction loans which generally take longer to pay off due to the nature of the loan. These investors can include Federal National Mortgage Association/Federal Home Loan Mortgage Corporation and Government National Mortgage Association, as well as other large financial institutions.

We approve Facilities to non-bank mortgage origination borrowers by conducting a thorough due diligence review of the company and its ownership to assess their financial liquidity and regulatory risk profiles. We use a proprietary risk-based scoring model to underwrite the companies which correlates to our internal regulatory loan risk grading system and continually monitor companies’ performance through both internal and external financial management and quality reviews. At December 31, 2025, mortgage warehouse loans were $280.9 million, or 4.7% of our total loan portfolio.

Consumer Lending. We offer a variety of consumer loans primarily to individuals who reside or work in our primary lending area, including loans that are secured by deposit accounts, as well as a limited number of unsecured loans, including student loans, home improvement loans and credit cards loans. In recent years we have purchased a variety of consumer loan portfolios from third-party originators subject to our underwriting procedures. Consumer loans decreased $41.1 million, or 16.8% to $203.5 million, or 3.4%, of totals loans at December 31, 2025 from $244.6 million, or 5.6%, of total loans at December 31, 2024, as a result of a $67.0 million transfer of loans to held for sale, which is set to close in the first quarter of 2026. When excluding the transfer, consumer loans would have increased $25.4 million, or 10.4% from December 31, 2024 to December 31, 2025 due to the purchase of portfolios of auto, recreational vehicle and boat loans.

Subject to market conditions, we intend to continue to modestly grow our consumer loan portfolio through purchases and originations. The growth in this portfolio has come largely through partnerships with established third-party originators.

Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Originations, Sales and Purchases of Loans

Our loan originations are generated by our banking personnel operating at our banking offices and mortgage brokers.

Additionally, in recent years, we have purchased a variety of consumer loans. We also obtain referrals from existing and former customers and from accountants, real estate brokers, builders and attorneys. All loans we originate are underwritten pursuant to our policies and procedures which incorporate Fannie Mae underwriting guidelines, to the extent applicable, for residential loans.

While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, financial technology companies and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period.

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

Historically, we have also engaged in loan participations sales, with the Bank as the lead, for certain larger CRE and commercial and industrial loans and have, on a limited basis, purchased participation loans from well-established financial institutions in our market area. Participation loans are periodically reported to the Board of Directors. In recent years we have also purchased a variety of consumer loan portfolios and expect to continue to purchase consumer loans from several established third-party originators. At December 31, 2025, our highest combined participation loans with one bank was approximately 14.7% of total capital and was comprised of four CRE loans, two construction and land development loans, one multifamily loan and one commercial and industrial loan.

Loan Approval Procedures, Loans to One Borrower Limit and Lending Authority

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of the Bank’s capital, which is defined under Massachusetts law as the sum of our surplus account, undivided profits and capital stock. Loans secured by a first mortgage on residential property occupied by the borrower are excluded from this limit. At December 31, 2025, our regulatory limit on loans-to-one borrower was $158.3 million.

At December 31, 2025, our general internal limit on an aggregate loan relationship-to-one borrower (and related entities) was $90.0 million. Most of our largest loan relationships are to borrowers who have multiple loans with the Bank and are CRE, commercial and industrial and construction and land development loans. Aggregate exposure limits can be increased above our internal limit up to the legal lending limit on an exception basis with the approval of the Credit Committee and the Board of Directors, and at December 31, 2025, we had four relationships in excess of $90.0 million which were secured by CRE, commercial and industrial and construction and land development loans.

Each of these relationships was approved by the Board of Directors and at December 31, 2025 each of the loans underlying these relationships was performing in accordance with their prepayment terms.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loans are made consistent with our loan policies and procedures, and the underwriting and review of a loan decision is designed primarily to determine the borrower’s ability to repay the requested loan. The Board of Directors has overall responsibility for our lending policy and reviews this policy at least annually.

The Board of Directors has delegated loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. Loans for residential real estate of greater than $2.5 million require approval by the Credit Committee, which consists of the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Operating Officer (“COO”), Chief Credit Officer (“CCO”), SVP – Managed Assets Group Leader and managers of the Bank’s lending departments. Commercial loan relationships with total loan exposure of greater than $3.0 million up to our internal loans-to-one relationship limitation require approval by the Credit Committee. All commercial loan relationships under $5.0 million are approved by the CCO (or designated signer), and all commercial loan relationships with total loan exposure of greater than $5.0 million are approved by the Credit Committee. Loan policy exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or Credit Committee prior to approval. Reporting on Policy exceptions are included within the Board of Directors reporting package.

Generally, we require title insurance on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. We also require flood insurance if the improved property is determined to be in a flood zone.

Delinquencies and Non-Performing Assets

Delinquency Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. We generally send a written notice of non-payment to the borrower 15, 30, 60 and 90 days after a loan is first past due. Additionally, we will try to contact the borrower by telephone after the 15th day after the due date.

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

The OREO is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the ACL on loans. Estimated fair value is based on an appraisal typically obtained before the foreclosure process is completed. Subsequent decreases in the value of the OREO property are charged to operations. After acquisition, all costs incurred in maintaining the OREO property are expensed. Costs relating to the development and improvement of the OREO property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

In the course of resolving delinquent loans, we may choose to restructure the contractual terms of certain loans. We attempt to work-out alternative payment schedules with the borrowers in order to avoid foreclosure actions.

We adopted FASB Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023, which eliminated troubled-debt restructuring accounting.

Subsequent to our adoption of ASU 2022-02, we apply the loan refinancing and restructuring guidance codified in paragraphs 310-20-35-9 through 35-11 of the Accounting Standards Codification (“ASC”) to determine whether a modification results in a new loan or a continuation of an existing loan. ASU 2022-02 requires disclosure of loan modifications to borrowers experiencing financial difficulty.

The following tables present the period end amortized cost basis of loans modified to borrowers experiencing financial difficulty during the periods indicated, disaggregated by class of financing receivable, type of modification granted and the financial effect of the modifications:

	For the Year Ended December 31, 2025
	Amortized	% of Total Class of
	Cost Basis	Financing Receivable	Financial Effect
	(In thousands)
Interest rate reduction
Commercial real estate	$36,765	1.5%	Terminated swap, changed interest rate index, reduced spread and added rate floors
Total	$36,765

	For the Year Ended December 31, 2024
	Amortized	% of Total Class of
	Cost Basis	Financing Receivable	Financial Effect
	(In thousands)
Term extension and interest rate increase
Commercial real estate	$6,200	0.4%	Resulted in a net charge off of $3.1 million
Total	$6,200

If a loan is on non-accrual at the time of restructuring, interest income is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	December 31, 2025			December 31, 2024
	30-59	60-89	90 Days or	30-59	60-89	90 Days or
	Days	Days	More Past Due	Days	Days	More Past Due
	Past Due	Past Due	Still Accruing	Past Due	Past Due	Still Accruing

	(in thousands)
Real estate loans:
One-to-four-family residential	$7,232	$481	$—	$2,363	$736	$—
Home equity	445	385	—	100	171	—
Commercial real estate	80	—	—	5,325	—	—
Multi-family residential	—	—	—	307	—	—
Construction and land development	—	—	—	364	—	—
Commercial and industrial	73,225	2,531	—	4,907	10	—
Consumer	4,665	2,022	—	3,725	1,637	—
Total	$85,647	$5,419	$—	$17,091	$2,554	$—

Non-Performing Assets. The following table sets forth information regarding our non-performing assets as of December 31, 2025 and 2024. We had no loans 90 days or more delinquent and still accruing interest as of the dates presented.

	2025	2024

	(Dollars in thousands)
Real estate loans:
One to four-family residential	$2,712	$2,930
Home equity	1,359	958
Commercial real estate	855	3,005
Construction and land development	10	10
Commercial and industrial	36,251	4,558
Consumer	2,215	2,395
Total	$43,402	$13,856

Total non-accrual loans to total loans	0.72%	0.32%
Total non-performing loans to total loans	0.72%	0.32%
Total non-performing assets to total assets	0.62%	0.27%

Classified Assets. Federal regulations provide that each insured depository institution classify its assets on a regular basis. In addition, in connection with examination of insured depository institutions, federal and Massachusetts banking regulators have authority to identify problem assets and, if appropriate, classify them.

There are three classifications for problem assets: “substandard,” “doubtful” or “loss.”

An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management. When an insured depository institution classifies problem assets as either substandard or doubtful, it may establish specific or general allowances in an amount deemed prudent by management to cover probable losses. General allowances represent loss allowances which have been established to cover probable losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured depository institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory agencies, which may require the establishment of additional general or specific allowances.

In connection with the filing of our quarterly reports with the Federal Reserve Board and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified and special mention assets at December 31 were as follows:

	2025	2024

	(in thousands)
Substandard loans	$73,426	$16,423
Doubtful loans	115	10
Loss loans	—	—
Total classified loans	$73,541	$16,433
Special mention loans	$216,324	$12,998

Other Loans of Concern. There were no other loans at December 31, 2025 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Credit Losses. The ACL represents management’s best estimate of credit losses over the remaining life of the loan portfolio. Loans are charged-off against the ACL when management believes the loan balance is no longer collectible. This determination is based on management's review of specific facts and circumstances of an individual loan, including the expected cash flows to repay the loan, the value of the collateral and the ability and willingness of any guarantors to perform. Subsequent recoveries of previously charged-off amounts are recorded as increases to the ACL.

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

During the year ended December 31, 2025, as part of management’s annual analysis of prepayment speeds, the historical prepayment speed analysis of the purchased consumer loans portfolio used in the ACL calculation was enhanced, transitioning from a lifetime analysis to a month-over-month analysis. The resulting Other Consumer loans prepayment speed forecast dropped from 16.8% to 10.1% and resulted in a $1.3 million increase in the quantitative value of the Other Consumer Loans ACL.

For those loans that do not share similar risk characteristics, the Company estimates the ACL on an individual (or loan-by-loan) basis. This population of individually evaluated loans (or loan relationships with the same primary source of repayment) is determined on a quarterly basis and consists of: loans with a risk rating of substandard or worse and a balance exceeding $500,000, or loan terms differing significantly from other pooled loans. In accordance with the Company’s policy, non-accrual residential real estate loans that are below $500,000 and well secured (loan-to-value <60%) are excluded from being individually evaluated.

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

In the ordinary course of business, the Company enters into commitments to extend credit. Such financial instruments are recorded in the consolidated financial statements when they are funded. The credit risk associated with these commitments is evaluated in a manner similar to the ACL on loans. The reserve for unfunded commitments is included in accrued expenses and other liabilities on the consolidated balance sheets.

For the years ended December 31, 2025 and 2024, we recorded a provision for credit losses of $4.7 million and $14.9 million and a release of credit losses of $24,000 and $2.8 million for off-balance sheet commitments, respectively, both of which are included in the provision for credit losses in the consolidated statements of income.

Our ACL on loans was $87.4 million as of December 31, 2025 compared to $38.7 million at December 31, 2024.

The ratio of our ACL on loans to total loans was 1.46% at December 31, 2025 and 0.89% at December 31, 2024, while the ACL on loans to non-performing loans was 201% at December 31, 2025 compared to 280% at December 31, 2024. The Company had net charge-offs of $6.3 million, $8.4 million and $3.6 million during the years ended December 31, 2025, 2024 and 2023, respectively. The decrease in net charge offs during the year ended December 31, 2025 was primarily driven by a $1.6 million increase in recoveries.

Additions to the ACL on loans are provided by charges against income based on various factors, which, in our judgment, deserve current recognition in estimating probable losses. Credit losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans. We regularly review the loan portfolio in order to maintain the ACL in accordance with U.S. GAAP.

Purchased credit deteriorated (“PCD”) loans are loans that we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the merger date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the merger date. As of December 31, 2025, the carrying amount of PCD loans was $81.1 million, all of which were part of the Provident Acquisition.

In November 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans, which amended the presentation requirements for loans acquired in a business combination that are accounted for under the credit loss standard in ASC 326. Loans acquired in a business combination that are accounted for as PCD assets are presented on the consolidated balance sheet at their amortized cost basis gross of the related allowance for credit losses (“ACL”). The ACL established at acquisition is presented separately as a valuation allowance. The same gross presentation model applies to certain Purchased Seasoned Loans (“PSL”), where applicable.

As an integral part of their examination process, the Commissioner and the Federal Reserve Board will periodically review our ACL on loans, and as a result of such reviews, we may determine to adjust our ACL on loans. However, regulatory agencies are not directly involved in the process for establishing the ACL on loans as the process is our responsibility and any increase or decrease in the ACL on loans is the responsibility of management. The Troubled Asset Resolution Committee reviews and approves the CECL calculation quarterly, including management’s support for qualitative factors used in developing the Company’s ACL on loans.

The following table sets forth activity in our ACL on loans for the periods indicated:

	For the year ended December 31,
	2025	2024	2023

	(Dollars in thousands)
Allowance for credit losses at beginning of the period	$38,744	$32,222	$25,028
Adjustment to allowance for adoption of ASU 2016-13	—	—	1,159
Adjustment to allowance for Provident acquisition	50,271	—	—
Provision for credit losses - allowance for credit losses	4,677	14,934	9,657
Charge-offs:
One-to-Four-Family Residential	—	—	(379)
Commercial real estate	(18)	(4,000)	—
Commercial and Industrial	(3,762)	(391)	(679)
Consumer	(4,765)	(4,644)	(3,487)
Total charge-offs	(8,545)	(9,035)	(4,545)

Recoveries of loans previously charged off:
Commercial real estate	922	—	—
Commercial and Industrial	598	262	48
Consumer	744	361	875
Total recoveries	2,264	623	923

Net charge-offs	(6,281)	(8,412)	(3,622)

Allowance for credit losses at end of the period	$87,411	$38,744	$32,222

Allowance to non-performing loans	201%	280%	298%
Allowance to total loans outstanding at the end of the period	1.46%	0.89%	0.83%
Net charge-offs to average loans outstanding during the period	(0.18%)	(0.22%)	(0.13%)

The following table sets forth additional information with respect to charge-offs by category for the periods indicated:

	For the year ended December 31,
	2025	2024	2023
Net (charge-offs) recoveries to average loans outstanding during the period:
One-to Four-Family Residential	0.00%	0.00%	(0.04%)
Commercial Real Estate	(0.00%)	(0.23%)	0.00%
Commercial and Industrial	(0.56%)	(0.07%)	(0.16%)
Consumer	(1.89%)	(2.08%)	(1.68%)

Allocation of ACL on Loans. The following table sets forth the ACL on loans allocated by loan category and the percent of the ACL on loans in each category to the total allocated ACL on loans at the dates indicated.

The ACL on loans allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the ACL on loans to absorb losses in other categories.

	At December 31,
	2025			2024
		Percent of	Percent of		Percent of	Percent of
		ACL in	Loans in Each		ACL in	Loans in Each
	Allowance for	Each Category	Category	Allowance for	Each Category	Category
	Credit Losses	to Total ACL	to Total Loans	Credit Losses	to Total ACL	to Total Loans

	(Dollars in thousands)
One-to Four-Family Residential	$1,703	1.95%	19.64%	$1,195	3.08%	26.06%
Home Equity	152	0.17%	2.55%	74	0.19%	2.86%
Commercial Real Estate	21,599	24.71%	32.09%	9,481	24.47%	31.42%
Multifamily	1,188	1.36%	8.63%	599	1.55%	7.67%
Construction and Land Development	5,050	5.78%	12.19%	4,137	10.68%	13.45%
Commercial and Industrial	49,599	56.74%	16.81%	11,174	28.84%	12.90%
Consumer	7,895	9.03%	3.40%	12,084	31.19%	5.64%
Mortgage Warehouse	225	0.26%	4.69%	—	—%	—%
Total allocated allowance for credit losses	87,411	100.00%	100.00%	38,744	100.00%	100.00%
Unallocated allowance for credit losses	—			—
Total allowance for credit losses	$87,411			$38,744

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

At December 31, 2025 we had $269.0 million of securities, representing 3.8% of total assets, compared to $228.2 million and 4.4% of total assets, at December 31, 2024. Our securities portfolio consisted primarily of U.S. Treasury and federal agency securities, government-sponsored residential mortgage-backed securities (which includes collateralized mortgage obligations) corporate bonds, SBA securities and municipal bonds.

At the time of purchase, we designate a security as held-to-maturity, AFS, or trading, depending on our intent. Securities available-for-sale or trading are reported at fair value, while securities held-to-maturity are reported at amortized cost. Consistent with our overall business and asset/liability management plan, which focuses on sustaining adequate levels of core earnings, the base premise of our investment portfolio is that all securities purchased will be suitable to be held-to-maturity. However, at December 31, 2025 and 2024, we had no securities which we designated as held-to-maturity.

Some of our securities are callable by the issuer. Although these securities may have a yield somewhat higher than the yield of similar securities without such features, these securities are subject to the risk that they may be redeemed by the issuer prior to maturing in the event general interest rates decline. The Company measures expected credit losses on AFS securities based upon the unrealized gain or loss position of the security.

For AFS debt securities in an unrealized loss position, the Company evaluates qualitative criteria to determine any expected loss unless the Company intends to sell, or it is more likely than not that the Company will be required to sell before recovery of the amortized cost. In the latter two circumstances, the Company recognizes the entire difference between the security’s amortized cost basis and its fair value as a write-down of the investment balance with a charge to earnings. Otherwise, management’s analysis considers various factors, which include the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security.

At December 31, 2025, our corporate bond portfolio consisted of investment grade securities with maturities generally shorter than 10 years. Our investment policy provides that we may invest within the three highest investment-grade ratings from Standard & Poor’s or Moody’s. The maturity of these bonds generally may not exceed 10 years unless approved by the Board of Directors. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least quarterly.

The following table presents the fair value of our securities as of December 31, 2025 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the weighted average yields for each maturity range:

	Due in one year or less		Due in one year to five years		Due in five years to ten years		Due after ten years
		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield

December 31, 2025	(Dollars in thousands)
AFS Debt Securities:
U.S. Treasury securities	$41,657	3.7%	$54,126	3.4%	$—	—%	$—	—%
U.S. Government agencies	2,001	4.2	5,639	4.2	—	—	1,572	4.8
Agency mortgage-backed securities	1,487	3.9	25,728	4.1	2,640	4.4	38,736	4.1
Agency collateralized mortgage obligations	—	—	33	1.1	—	—	12,204	3.6
Corporate bonds	18,690	2.1	18,594	2.8	32,601	4.9	—	—
Municipal obligations	4,543	1.7	1,981	3.2	—	—	—	—
SBA securities	—	—	—	—	3,642	6.7	3,085	7.6
Total	$68,378	3.2%	$106,101	3.5%	$38,883	5.0%	$55,597	4.2%

For additional information regarding our AFS securities portfolio, see Note 3 of the notes to the consolidated financial statements.

Bank-Owned Life Insurance (“BOLI”). We invest in BOLI to provide us with a funding source for our benefit plan obligations. BOLI also generally provides us with non-taxable noninterest income. Applicable regulations generally limit our investment in BOLI to 25% of the Bank’s Tier 1 capital plus our ACL, which in the aggregate was $207.6 million as of December 31, 2025. During the year ended December 31, 2025, the Bank surrendered $28.4 million of BOLI acquired from Provident, incurring $2.1 million in income tax and penalty expenses, but had not received the proceeds of the surrendered policies as of December 31, 2025. At December 31, 2025, we had $104.3 million in BOLI, representing 14.0% of the Bank’s Tier 1 capital.

Other Securities. The FHLB is a cooperative bank that provides services to its member financial institutions.

The primary reason for our membership in the FHLB is to gain access to a reliable source of wholesale funding and as a tool to manage interest rate risk. We held an investment in FHLB stock of $10.3 million and $6.7 million as of December 31, 2025 and 2024, respectively.

The amount of stock we are required to purchase is in proportion to our FHLB borrowings and level of total assets. Accordingly, the increase in the FHLB stock from December 31, 2024 to December 31, 2025 is due to the increase in FHLB borrowings. The FHLB may declare dividends from time to time.

We maintain shares in the FRB of Boston in order to meet criteria for membership in the Federal Reserve System. Dividends are paid semi-annually at the statutory rate of 6.0%.

At December 31, 2025, we held 125,538 shares of stock in the approximate amount of $6.3 million, compared to 242,844 shares of stock in the approximate amount of $12.1 million at December 31, 2024.

We also invest in certain equity method investments which offer favorable tax treatment. See Note 3 to the notes to the consolidated financial statements.

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

Deposits. Our deposits are generated primarily from residents and businesses within our primary deposit market area. We offer a selection of deposit accounts, including noninterest-bearing and interest-bearing demand accounts, money market accounts, savings accounts and certificates of deposit including IRAs. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. In recent years, we have also utilized brokered deposits as a non-retail funding source to fund our operations. These non-core funding sources are not relationship-based accounts and are generally more price-sensitive than our core deposits, which we consider all deposits other than brokered deposits. Therefore, these brokered deposits carry a greater risk of non-renewal than our core deposits. At December 31, 2025, our core deposits were $5.32 billion, representing 90.8% of total deposits, compared to $3.87 billion, and 92.6%, of total deposits at December 31, 2024. At December 31, 2025 and 2024, we had $535.7 million and $309.8 million of brokered deposits, respectively.

At December 31, 2025 and 2024, we believe that our highest concentration of industry-specific deposits was from cannabis-related relationships. At December 31, 2025, we had 525 cannabis-related deposit relationships totaling $453.0 million, or 7.7% of total deposits, of which $367.9 million were directly related to the cannabis industry (e.g., growing, transporting, packaging, distributing, or selling cannabis), $85.1 million were indirectly related to the cannabis industry, compared to December 31, 2024, where we had 568 cannabis-related deposit relationships totaling $395.2 million, or 9.5% of total deposits, of which $331.6 million were directly related to the cannabis industry (e.g., growing, transporting, packaging, distributing, or selling cannabis) and $63.6 million were indirectly related to the cannabis industry. At December 31, 2025 and 2024, we do not believe that we have significant concentrations among our larger deposit accounts from venture capital funds, or their portfolio companies, or from out-of-market businesses.

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

The following table sets forth the distribution of total deposits, by account type, at the dates indicated:

	At December 31,
	2025			2024
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

Deposits:	(Dollars in thousands)
Noninterest-bearing demand deposits	$824,403	14.08%	—%	$623,400	14.92%	—%
Savings accounts	208,672	3.56	0.44	108,685	2.60	0.05
NOW accounts	664,719	11.36	0.33	481,539	11.53	0.18
Money market accounts	1,650,849	28.20	3.55	1,000,748	23.95	3.88
Time deposits	2,504,891	42.79	4.31	1,963,280	46.99	4.93
Total deposits	$5,853,534	100.00%	2.96%	$4,177,652	100.00%	3.28%

As of December 31, 2025 and 2024, the aggregate amount of time deposits we had in amounts greater than $250,000, which is the maximum amount for Federal Deposit Insurance Corporation (“FDIC”) insurance, was $772.9 million and $694.1 million, respectively.

The following table sets forth, by time remaining until maturity, the portion of our time deposits that are in excess of the FDIC insurance limit at December 31, 2025:

December 31, 2025
(in thousands)
Maturity period:
Three months or less	$241,628
Over three months through six months	339,361
Over six months through 12 months	179,798
Over 12 months	12,127
Total	$772,914

All of our deposits are fully insured due to the additional insurance provided to the Bank, under the Deposit Insurance Fund (“DIF”), a private industry-sponsored insurance fund in Massachusetts that insures all deposits at the Bank above FDIC limits. Effective April 25, 2025, the Bank exited from the DIF due to the fact that the aggregate amount of our deposits in excess of the FDIC limit (which is $250,000 per depositor) exceeded the threshold as established by the DIF. The result was that these excess deposits will no longer receive insurance above FDIC-limits, beginning one year after such exit or upon the next maturity date, and excess deposit insurance was limited to the balance on the date the Bank formally exited the DIF.

Borrowing Capacity. As a member of the FHLB, the Bank is eligible to obtain advances upon the security of the FHLB common stock owned and certain pledged one-to-four-family residential mortgage, commercial real estate and multifamily loans, provided certain standards related to credit-worthiness have been met. FHLB advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities.

At December 31, 2025 and 2024, we had the ability to borrow an additional $913.7 million and $754.1 million from the FHLB, respectively, subject to certain collateral requirements and had outstanding advances of $196.2 million and $120.8 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024 we also had an additional line of credit from the FHLB in the amount of $6.1 million. We had no borrowings outstanding under this line of credit at December 31, 2025 and 2024.

Additionally, we have a line of credit agreement with the FRB of Boston for usage of the discount window. The terms of the agreement call for the pledging of certain assets for any and all obligations of the Company under the agreement. At December 31, 2025 and 2024, there were no borrowings outstanding under this agreement.

During the year ended December 31, 2025, the Company received approval from the FRB under its Borrower in Custody (“BIC”) program, which allowed the Company to pledge $1.64 billion of commercial real estate and multi-family loans to the FRB, which provides the Company with additional borrowing capacity of $939.5 million.

At December 31, 2024 we had secured FRB Discount Window borrowing capacity of $49.6 million through the pledging of investment securities. Under the Company’s Liquidity Policy, we test access to all off-balance sheet liquidity sources periodically, but no less than annually.

Subsidiary and Other Activities

Needham Bank is the wholly-owned subsidiary of NB Bancorp, Inc.

Needham Bank has five subsidiaries: Needco-op Investment Corporation, Inc. (“Needco”), a Massachusetts corporation, which is engaged in the buying, selling and holding of securities. The income earned on Needco’s securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained at the Bank. At December 31, 2025 and 2024, Needco had total assets of $101.6 million and $96.3 million, respectively, substantially all of which were in securities, federal funds, and cash to be invested.

The Bank’s other subsidiaries are Eaton Square Realty LLC, which hold certain real estate investments for the Bank, and 1892 Investments LLC, which hold certain investor tax credit investments and is a disregarded entity for accounting and tax purposes.

These entities enable us to segregate certain assets for management purposes, and/or borrow against assets or stock of these entities for liquidity purposes. As part of the Provident Acquisition, the Bank acquired Provident Security Corporation and 5 Market Street Security Corporation, which were used by Provident to buy, sell and hold securities, but are now inactive.

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

Personnel

At December 31, 2025 and 2024, we had 526 and 376 full-time equivalent employees, respectively. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

The Bank is a Massachusetts-chartered cooperative bank and is the wholly owned subsidiary of the Company, which is a Maryland corporation, and a registered bank holding company. The Bank’s deposits are insured up to applicable limits by the FDIC and by the Massachusetts DIF, a private industry-sponsored insurance fund, for amounts in excess of the FDIC insurance limits, through April 2026 when the Bank will exit the DIF. The Bank is subject to extensive regulation by the Massachusetts Division of Banks, as its chartering agency, and by the Federal Reserve Board, its primary federal regulator. It is also regulated by the FDIC as the insurer of its deposit accounts. The Bank must also comply with consumer protection regulations issued by the Consumer Financial Protection Bureau, as enforced by the Federal Reserve Board. The Bank is required to file reports with, and is periodically examined by, the Federal Reserve Board and the Commissioner of the Massachusetts Division of Banks (the “Commissioner”) concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions.

As a registered bank holding company, the Company is regulated by the Federal Reserve Board. The Bank also is a member of and owns stock in the FHLB of Boston, which is one of the eleven regional banks in the FHLB System.

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

Lending Activities. A Massachusetts-chartered bank may make a wide variety of mortgage loans including fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction and development loans, condominium and co-operative loans, second mortgage loans and other types of loans that may be made in accordance with applicable regulations. Commercial loans may be made to corporations and other commercial enterprises with or without security. Consumer and personal loans may also be made with or without security.

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

Liquidation Account Effect on Dividends. As a result of the conversion of NB Financial, MHC, the predecessor holding company of Needham Bank, from a mutual into a stock holding company in connection with our IPO (the “Conversion”), NB Bancorp, Inc. may not declare or pay a cash dividend on, or repurchase any of its capital shares if the effect thereof would cause its net worth to be reduced below (i) the amount required for the liquidation account established by NB Bancorp, Inc. in connection with the IPO (“Liquidation Account”) or (ii) the regulatory capital requirements of NB Bancorp, Inc. (to the extent applicable).

The Liquidation Account was designed to provide payments to depositors of their liquidation interests, if any, in the event of a liquidation of (a) NB Bancorp, Inc. and Needham Bank, or (b) Needham Bank. Under the plan of conversion of NB Financial, MHC in connection with the Conversion, eligible account holders received an interest in a liquidation account maintained by NB Bancorp, Inc. in an amount equal to (i) NB Financial, MHC’s ownership interest in Needham Bank’s total shareholders’ equity as of the date of the latest statement of financial condition included in our IPO prospectus, plus (ii) the value of the net assets of NB Financial, MHC as of the date of the latest statement of financial condition of NB Financial, MHC prior to the consummation of the conversion (excluding its ownership of Needham Bank). NB Financial, MHC’s plan of conversion also provided for the establishment of a parallel liquidation account maintained at Needham Bank to support NB Bancorp, Inc.’s liquidation account in the event NB Financial, Inc. does not have sufficient assets to fund its obligations under NB Financial, Inc.’s liquidation account. NB Bancorp, Inc. and Needham Bank hold the Liquidation Account for the benefit of eligible account holders who have continued to maintain deposits in Needham Bank following completion of the conversion.

Share Repurchases. The Company may not repurchase any of its capital stock if the effect thereof would cause its net worth to be reduced below (i) the amount required for the Liquidation Account or (ii) the regulatory capital requirements of NB Bancorp, Inc. (to the extent applicable).

On January 22, 2026, we announced the approval from our Board of Directors for our most recent share repurchase program. The program authorized the purchase of up to 2,288,509 shares, or 5.0% of our then-outstanding shares of common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its shareholders, subject to the availability of shares, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. Open market purchases may be subject to the limitations set forth in Rule 10b-18 of the SEC and other applicable legal requirements. The timing and amount of share repurchases under the share repurchase plan may be suspended, terminated or modified by the Company at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases.

Loans-to-One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 20% of the total of an institution’s capital stock (if any), surplus and undivided profits. The Commissioner applies the Office of the Comptroller of the Currency’s attribution rules to a borrower’s related interests. At December 31, 2025, the Bank was in compliance with the loans-to-one borrower limitations.

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

In addition, Massachusetts consumer protection and civil rights statutes applicable to the Bank permit private individual and class action lawsuits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damages and attorneys’ fees in the case of certain violations of those statutes.

Excess Deposit Insurance Fund. Massachusetts-chartered cooperative banks are members of the DIF, a private industry-sponsored insurance fund in Massachusetts that insures all deposits at the Bank above FDIC limits. Effective April 25, 2025, the aggregate amount of our deposits in excess of the federal deposit insurance limit (which is $250,000 per depositor) exceeded the threshold as established by the DIF, requiring us to exit from the DIF resulting in these excess deposits no longer being insured above FDIC-limits, beginning one year after such exit or until the next maturity date.

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

In determining the amount of risk-weighted assets for calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and related surplus and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the ACL limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

Capital Distributions. The Federal Deposit Insurance Act (“FDIA”) generally provides that an insured depository institution may not make any capital distributions if, after making such distributions, the institution would fail to meet any applicable regulatory capital requirement. Unless the approval of the Federal Reserve Board is obtained, the Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its net income during the current calendar year and the retained net income of the prior two calendar years. Payments of dividends by the Bank are also subject to other banking law restrictions, such as the Federal Reserve Board’s authority to prevent a bank from paying dividends if such payment would constitute an unsafe or unsound banking practice or reduce a bank’s capital below safe and sound levels and Massachusetts banking law restrictions, which require dividends to be paid from net profits for the current and two previous years, and which preclude a Massachusetts bank from paying dividends if its capital is, or would become, impaired.

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

Massachusetts has its own statutory counterpart to the CRA which is also applicable to the Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Commissioner to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. The Bank’s most recent CRA performance rating, in March 2025, under Massachusetts law was “High Satisfactory.”

Transactions with Related Parties. An insured depository institution’s authority to engage in transactions with its affiliates is generally limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as the Bank. The Company is an affiliate of the Bank because of its control of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a state-chartered bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

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

At December 31, 2025, the Bank did not meet the requirement for the community bank leverage ratio framework due to its unfunded loan commitments being over 25% of its capital for more than two consecutive quarters. As a result, the Bank operated under the risk-based framework for the years ended December 31, 2025 and 2024. At December 31, 2025 and 2024, the Bank met the criteria for being considered “well capitalized.”

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

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. During the years ended December 31, 2025 and 2024, the FDIC insurance expense for the Bank was $2.7 million and $2.2 million, respectively. We cannot predict what assessment rates will be in the future.

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

Compensation Practices. Our compensation practices are subject to oversight by the Federal Reserve Board and the FDIC. The federal banking regulators have provided guidance designed to ensure that incentive compensation arrangements at banking organizations take into account risk and are consistent with safe and sound practices.

The guidance sets forth the following three key principles with respect to incentive compensation arrangements: (i) the arrangements should provide employees with incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; (ii) the arrangements should be compatible with effective controls and risk management; and (iii) the arrangements should be supported by strong corporate governance. The guidance provides that supervisory findings with respect to incentive compensation will be incorporated, as appropriate, into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance also provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk management, control or governance processes pose a risk to the organization’s safety and financial weakness. The federal banking agencies have yet to adopt regulations implementing the executive compensation provisions of the Dodd Frank Act. Additionally, federal securities regulations promulgated by the SEC require disclosures pertaining to executive compensation, including executive compensation paid to certain executive officers, the relationship of executive compensation to company financial performance, and our executive compensation policies and practices.

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

Federal Reserve System

Historically, the Federal Reserve Board regulations required depository institutions to maintain interest-earning reserves against their transaction accounts. However, in March of 2020, the Federal Reserve Board eliminated reserve requirements and therefore there was no minimum reserve requirement as of December 31, 2025. The Federal Reserve Board has stated that it has no plans to re-impose reserve requirements. However, they may adjust reserve requirement ratios in the future if conditions warrant. The annual interest rate on reserve balances was 3.65% as of December 31, 2025.

FHLB System

The Bank is a member of the FHLB System, which consists of eleven regional FHLBs. The FHLBs provide central credit facilities primarily for member institutions. Members of an FHLB are required to acquire and hold shares of capital stock in their FHLB. The Bank complied with this requirement at December 31, 2025 and 2024. Based on redemption provisions of the FHLB of Boston, the stock has no quoted market value and is carried at cost.

The Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the FHLB of Boston stock. At December 31, 2025 and 2024, no impairment had been recognized.

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

The registration under the Securities Act of 1933 of shares of common stock issued in NB Bancorp, Inc.’s IPO under the Securities Act of 1933, as amended (“Securities Act”) does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of NB Bancorp, Inc. may be resold without registration. Shares purchased by an affiliate of NB Bancorp, Inc. are subject to the resale restrictions of Rule 144 under the Securities Act (“Rule 144”). If NB Bancorp, Inc. meets the current public information requirements of Rule 144, each affiliate of NB Bancorp, Inc. that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of NB Bancorp, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, NB Bancorp, Inc. may permit affiliates to have their shares registered for sale under the Securities Act.

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

Intellectual Property

We protect our intellectual property rights by applying for and obtaining trademarks and service marks when appropriate. We believe that our name, our marks and our logo have significant value and are important to our operations, and we rely on protection of this intellectual property to maintain our competitive position. We monitor our trademarks and vigorously oppose the infringement of any of our marks as appropriate.

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

Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated after January 1, 2018. At December 31, 2025, the Company had no minimum tax credit carryovers.

Net Operating Loss Carryovers. As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry net operating losses forward indefinitely. At December 31, 2025, the Company had a $10.9 million federal net operating loss carryforward as part of the Provident acquisition.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2025, the Company had no capital loss carryovers.

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

As a Maryland business corporation, the Company is required to file an annual report with and pay franchise taxes to the state of Maryland. In addition, we operate in other states, primarily due to our nationwide lending operations. However, the tax obligations in other states related to those operations are not material to our financial condition or results of operations.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.nbbancorp.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.      Risk Factors

In addition to factors discussed in the description of our business and elsewhere in this Annual Report on form 10-K, the following are factors that could adversely affect our future results of operations and financial condition.

We are subject to a number of risks potentially affecting our business, financial condition, results of operations and cash flows. As a company offering banking and other financial services, certain elements of risk are inherent in our transactions and operations and are present in the business decisions we make. We, therefore, encounter risk as part of the normal course of our business, and we design risk management processes to help manage these risks. Our success is dependent on our ability to identify, understand and manage the risks presented by our business activities so that we can appropriately balance revenue generation and profitability. These risks include, but are not limited to, credit risk, capital risk, market risks, liquidity risks, cyber risk, interest rate risks, operational risks, model risks, technology, compliance, regulatory and legal risks, and strategic and reputational risks. We discuss our principal risk management processes and, in appropriate places, related historical performance in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in Part II, Item 7 in this Annual Report on Form 10-K.

You should carefully consider the following risk factors, as well as the other information set forth in this Annual Report on Form 10-K, in evaluating whether to make or retain an investment in our common stock. If any of the following risks actually occur, our business, financial condition or results of operations would likely be materially adversely affected. In such case, the trading price of our common stock would likely decline due to any of these risks, and you may lose all or part of your investment. The following risks are not the only risks we face. Additional risks that are not presently known or that we presently deem to be immaterial also could have a material adverse effect on our future business, financial condition, results of operations and cash flows.

Summary of Material Risk Factors

This section summarizes some of the material risks potentially affecting our business, financial condition, results of operations and cash flows. These material risks and others risks are discussed in more detail further below in this section. You should consider this summary together with the more detailed information provided below.

There are various risks associated with our acquisition growth strategy, any of which could have a material adverse effect on our business.

•	We may be unsuccessful in realizing the expected benefits of the Provident Acquisition or other acquired businesses, including failure to retain key employees or customers, incurrence of unexpected difficulty or expense in integrating operations, technologies or customers, assumption of significant (and potentially unknown) liabilities, and inexperience with the products and/or geographies offered by the acquired business, all of which could divert our management’s attention and/or negatively impact our financial results.

•	When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill. Under current accounting guidance, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets.

•	We operate in a competitive market and may be unable to successfully identify additional acquisition opportunities or compete for attractive acquisition targets.

•	Risks associated with changes in interest rates, loan losses, cybersecurity and regulatory compliance, are inherent in our business and our industry generally.

•	Changes in interest rates have had and, in the future, may have a material effect on many areas of our business, including net interest income, the earnings and volume of interest-earning assets and interest-bearing liabilities, and loan delinquency.

•	If our ACL on loans is insufficient to cover actual loan losses, our earnings and capital could decrease.

•	The geographic concentration of our loan portfolio and lending activities in eastern Massachusetts and southern New Hampshire makes us vulnerable to a downturn in our local economy.

•	We face security risks related to our information databases, including information we maintain relating to our customers, as precautions taken by us and our vendors may not be completely effective to prevent unauthorized access, human error, phishing attacks or other events that could impact the security, reliability, confidentiality, integrity and availability of our systems or those of our vendors.

•	We operate in a highly competitive industry, and technological advances have lowered barriers to entry and made it possible for non-banks to offer products and services, such as loans and payment services, that traditionally were banking products.

•	We may be unable to successfully execute on our strategic plan or performance targets, including through a failure to attract or retain the necessary highly skilled and qualified personnel.

•	Commercial loans, including those secured by commercial real estate, are generally considered riskier than other types of loans and constitute a significant portion of our loan portfolio.

•	Operational risk and losses can result from factors such as internal and external fraud; errors by employees or third parties; failure to document transactions properly or to obtain proper authorization; failure to comply with applicable regulatory requirements and conduct of business rules; business continuity and data security system failures, including those encountered while implementing major new computer systems or upgrades to existing systems; or the inadequacy or failure of systems and controls, including those of our suppliers or counterparties.

•	We may be adversely affected by weaknesses in financial institutions, the financial markets and economic conditions in the United States, market changes, or changes in equity markets.

•	We are subject to capital and liquidity standards that may change from time to time, and we may be unable to raise additional capital if needed on terms that are acceptable to us, or at all.

•	Our business is subject to extensive state and federal regulations, which often limit or restrict our activities and may impose material financial requirements or limitations on the conduct of our business.

•	We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions, or could impede or materially delay our receipt of regulatory approval to acquire other companies.

•	We may incur fines, penalties and other negative consequences from regulatory violations, which could include inadvertent or unintentional violations.

•	We may be unable to disclose some restrictions or limitations on our operations imposed by our regulators.

•	Our Employee Stock Ownership Plan and 2025 Equity Plan, which we adopted in 2023 and 2025, respectively, have increased and are expected to continue to increase our annual compensation expenses.

Risks Related to our Acquisition Strategy

We may fail to realize all of the anticipated benefits of the Provident Acquisition, or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating with Provident.

The success of the Provident Acquisition, including anticipated benefits and cost savings, will depend, in part, on the our ability to successfully integrate the operations of Provident in a manner that results in various benefits and that does not materially disrupt existing customer relationships or result in decreased revenues due to loss of customers.

The process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses. Inconsistencies in standards, controls, procedures and policies could adversely affect the combined company. The diversion of management’s attention and any delays or difficulties encountered in connection with the Provident Acquisition and the integration of Provident’s operations could have an adverse effect on the business, financial condition, operating results and future prospects of the combined company. If the bank experiences difficulties in the integration process, including those listed above, we may fail to realize the anticipated benefits and synergies of the Provident Acquisition in a timely manner or at all.

Our future results will suffer if we do not effectively manage expanded operations following the Provident Acquisition.

Following the Provident Acquisition, the size and operation scope of the combined Company’s business has increased beyond its current size and scope. The Provident Acquisition has increased the combined Company’s asset size and will further increase the breadth and complexity of the combined Company’s business with the addition of new business lines in which we have not previously engaged, and exposure to industry sectors which the Company has not historically served. The size and scope of the combined Company’s commercial loan portfolio has also increased in size as a result of the Provident Acquisition. The commercial loan portfolio acquired from Provident includes loans that are concentrated in industry sectors that are relatively new to the Company. The Company’s future success depends, in part, on the Company’s ability to manage this expanded business, which poses challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the Company will be successful in this regard or that the expected operating efficiencies, cost savings and other benefits currently anticipated from the Provident Acquisition will be realized.

The Company may be unsuccessful identifying and competing for acquisitions.

The Company will continue to look for acquisition opportunities of banks and financial institutions that meet our criteria, some of which may be material to the Company’s business and financial performance and could involve significant cash expenditures or result in a material increase in the number of shares of the Company’s common stock that are outstanding. The Company may face competition from other financial services institutions, some of which may have greater financial resources, when considering acquisition opportunities. Accordingly, attractive opportunities may not be available, and there can be no assurance that the Company will be successful in identifying, completing or integrating future acquisitions. The Company may not be able to acquire other institutions on acceptable terms. The ability to grow may be limited if the Company is unable to successfully make acquisitions in the future.

The Company may be unsuccessful in retaining our personnel or the personnel of any company we acquire.

The success of any merger or acquisition that we pursue will depend in part on the Company’s ability to retain the key employees currently employed by the Company and employees who join the Company from the acquired company. If the Company is unable to retain key employees, including management, who are critical to the successful integration and future operations of the combined company, the Company could face disruptions in its operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs.

In addition, if key employees terminate their employment, the Company’s business activities may be adversely affected, and management’s attention may be diverted from successfully integrating the Company and the acquired company to hiring suitable replacements, all of which may cause the Company’s business to suffer. In addition, the Company may not be able to locate or retain suitable replacements for any key employees who leave the combined company.

The Company has incurred and expects to continue to incur costs related to the acquisition and integration of Provident.

The Company incurs significant, non-recurring costs when it agrees to acquire other businesses. In addition, the Company incurs integration costs following the completion of acquisitions as it integrates the acquired business, including facilities and systems consolidation costs and employment-related costs. The Company may also incur additional costs to retain key employees of the Company and the acquired business. There can be no assurances that the expected benefits and efficiencies related to the integration of the acquired businesses will be realized to offset these transaction and integration costs over time.

Regulatory approvals related to proposed business acquisitions may not be received, may take longer to receive than expected, or may impose burdensome conditions, which could impose additional costs and could delay or prevent completion of the acquisition.

Before a merger or acquisition may be completed, certain approvals or consents must be obtained from various bank regulatory and other authorities of the United States and the Commonwealth of Massachusetts. These governmental entities, including the Federal Reserve Board, the FDIC and the Massachusetts Division of Banks, may impose conditions on the completion of the transaction, require changes to the terms of the transaction or require divestitures or place restrictions on our conduct after the completion of the transaction. Any such conditions or changes could have the effect of delaying completion of the transaction or imposing additional costs on or limiting the financial performance of the Company following the completion of the transaction, any of which might have a material adverse effect on the Company.

The degree of scrutiny that our regulators give to mergers and acquisitions can change from time to time. In general, we anticipate that as the Company increases in size and complexity, our proposed mergers and acquisitions will receive greater regulatory scrutiny and the time that regulators will take to process the applications will increase.

In September 2024, the Department of Justice’s Antitrust Division and the FDIC announced that each respective agency has withdrawn the 1995 Bank Merger Competitive Review Guidelines (the “1995 Guidelines”). The Department of Justice’s Antitrust Division announced that it will instead evaluate the bank mergers using its 2023 Merger Guidelines that apply across all industries. As of the date of this Annual Report on Form 10-K, the Federal Reserve Board has not released any new guidance on its approach to bank merger reviews, nor has it withdrawn from the 1995 Guidelines. Past statements from the Federal Reserve Board staff indicate that the Federal Reserve Board is not actively planning to alter its approach to bank merger reviews. The 2023 Merger Guidelines set forth more stringent concentration limits than the 1995 Bank Merger Guidelines. The 2023 Merger Guidelines provide additional, largely qualitative grounds on which the Department of Justice could object to a transaction beyond traditional local market concentration.

At this time, we are unable to predict whether the actions taken by the FDIC and the Department of Justice will have a material adverse effect on our ability to acquire or merge with banking companies in our market area.

To the extent that we acquire other companies, our business may be negatively impacted by certain risks inherent with such acquisitions.

A significant component of our business strategy is to grow through acquisitions of other financial institutions or business lines as opportunities arise. Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for a number of reasons, including:

•	Competition with other prospective buyers resulting in our inability to complete an acquisition or in our paying a substantial premium over the fair value of the net assets of the acquired business;

•	Inability to obtain regulatory or shareholder approvals, delays in obtaining regulatory approvals or the imposition of costly or burdensome conditions to regulatory approvals;

•	Potential difficulties and/or unexpected expenses relating to the integration of the operations, technologies, products and the key employees of the acquired business, resulting in the diversion of resources from the operation of our existing business;

•	Acquisitions of new lines of business may present risks that are different in kind or degree compared to those that we are accustomed to managing, requiring us to implement new or enhance existing procedures and controls and diverting resources from the operation of our existing business;

•	Inability to maintain existing customers of the acquired business or to sell the products and services of the acquired business to our existing customers;

•	Inability to retain key management of the acquired business;

•	Assumption of or potential exposure to significant liabilities of the acquired business, some of which may be unknown or contingent at the time of acquisition, including, without limitation, liabilities for regulatory and compliance issues;

•	Exposure to potential asset quality issues of the acquired business;

•	Failure to mitigate deposit erosion or loan quality deterioration at the acquired business;

•	Potential changes in banking or tax laws or regulations that may affect the acquired business;

•	Inability to improve the revenues and profitability or realize the cost savings and synergies expected of the acquired business;

•	Potential future impairment of the fair value of goodwill and intangible assets acquired, as discussed below and elsewhere in this Annual Report on Form 10-K; and

•	Identification of internal control deficiencies of the acquired business.

We anticipate that whenever we acquire a business, a portion of the purchase price of the acquisition will be allocated to goodwill and other identifiable intangible assets, and our subsequent evaluation of that goodwill, at least annually, will be a critical accounting estimate. Under current accounting rules, at the time we complete an acquisition, the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired will determine the amount of the purchase price that is allocated to goodwill acquired, and subsequently, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these intangible assets. If such a write-down occurs, it may have a material adverse effect on our financial condition and operating results.

All of these and other potential risks may serve as a diversion of our management’s attention from other business concerns, and any of these factors could have a material adverse effect on our business. Moreover, acquisitions typically involve the payment of a premium over book and market values, and therefore, some dilution of our tangible book value and net income per share may occur in connection with any future transaction.

Risks Related to our Lending Activities

Our portfolios of commercial real estate loans, multifamily loans, construction and land development loans and commercial and industrial loans have increased in recent periods, and we intend to continue originating these types of loans. These loans involve credit risks that could adversely affect our financial condition and results of operations.

At December 31, 2025, total commercial loans including commercial real estate loans, multifamily loans, construction and land development loans and commercial and industrial loans, totaled $4.18 billion, or 69.7%, of our loan portfolio (reflective of the impact of the $930.6 million in commercial loans from the Provident Acquisition) compared to $2.84 billion, or 65.5%, of our loan portfolio, at December 31, 2024. These loans generally have more risk than the one-to-four-family residential real estate loans we originate. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four-family residential mortgage loans. In addition, the repayment of these types of loans depends on the successful management and operation of the borrower’s businesses or properties. The repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Also, many of our commercial borrowers have more than one loan outstanding with us. At December 31, 2025, our loans-to-one borrower limit was $158.3 million and our four largest borrower relationships, including available lines of credit, were $122.5 million, $107.0 million, $98.9 million and $93.9 million, respectively. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential real estate loan. Commercial and industrial loans expose us to additional risk since they typically are dependent on the borrower’s ability to make repayments from the cash flows of the business and are sometimes secured by non-real estate collateral that may depreciate over time, such as inventory and accounts receivable, the value of which may be more difficult to appraise, control or collect and may be more susceptible to fluctuation in value at the time of default. In addition, if we foreclose on commercial real estate loans, our holding period for the collateral may be longer than for a single-family residential property if there are fewer potential purchasers of the collateral. Furthermore, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan. Any of these risks could cause us to increase our provision for credit losses and adversely affect our operating results and financial condition.

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

Based on these factors we could be deemed to have a concentration in commercial real estate lending, as such loans represent approximately 294.2% and 249.9% of the Bank’s total capital as of December 31, 2025 and 2024, respectively. The guidance focuses on exposure to commercial real estate loans that is dependent on the cash flow from the real estate held as collateral and that is likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).

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

At December 31, 2025, construction loans and loans to finance the acquisition of developable land which we refer to as “land development loans” totaled $730.6 million, or 12.2%, of our loan portfolio and 91.6% of the Bank’s total capital (reflective of the impact of the Provident Acquisition) compared to $583.8 million, or 13.5%, of our loan portfolio and 85.8% of the Bank’s total capital at December 31, 2024. Construction lending involves additional risks when compared with permanent finance lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. In addition, speculative construction loans, which are loans made to home builders who, at the time of loan origination, have not yet secured an end buyer for the home under construction, typically carry higher risks than those associated with traditional construction loans. These increased risks arise because of the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time. As a result, in addition to the risks associated with traditional construction loans, speculative construction loans carry the added risk that the builder will have to pay the property taxes and other carrying costs of the property until an end buyer is found. Land loans have substantially similar risks to speculative construction loans. As our construction and land loan portfolio increases, the corresponding risks and potential for losses from these loans may also increase.

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

At December 31, 2025, $1.18 billion, or 19.6% of our loan portfolio, was secured by one-to-four-family residential real estate compared to $1.13 billion or 26.1%, of our loan portfolio, as of December 31, 2024, and we intend to continue to provide this type of lending for the foreseeable future. One-to-four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Changes in the secondary mortgage market may impede our ability to collect repayment on the mortgage warehouse facility lines.

Mortgage warehouse loans are facility lines to non-bank mortgage origination companies. The underlying collateral of these facility lines are residential real estate loans. Loans are originated by the mortgage companies for sale into secondary markets. The primary source of repayment of the facility lines is the cash flow upon sale of the loans. Changes in the secondary mortgage market may impede the mortgage companies’ ability to sell the loans and repay their facility lines. Such events could result in an increase to our provision for credit losses, which could decrease our net income.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

We primarily serve individuals and businesses located in the Greater Boston metropolitan area and surrounding communities, including eastern Connecticut, southern New Hampshire and Rhode Island. At December 31, 2025, the vast majority of our total loans were primarily secured by real estate in this market area, defined as within a 100-mile radius of the company headquarters in Needham, Massachusetts. At December 31, 2025, $434.1 million in loans were reported as out of territory, excluding Structured Finance loans, which have a broader geographical targeted footprint. Therefore, our success is largely dependent on the economic conditions, including employment levels, population growth, income levels, savings trends and government policies, in this market area. Although our loan portfolio has very limited exposure to commercial office space in downtown Boston, increased vacancies in this market resulting in depressed prices could have a ripple effect on the Greater Boston Metropolitan area. Moreover, the continued trend of hybrid and remote work would likely result in increased vacancy rates in commercial office space throughout the Greater Boston metropolitan area which could also negatively affect the demand for retail occupancy and sales in surrounding areas, any of which could adversely affect the value of the properties used as collateral for such loans. Similarly, weaker economic conditions caused by recessions, unemployment, inflation, a decline in real estate values or other factors beyond our control may adversely affect the ability of our borrowers to service their debt obligations and could result in higher loan losses and lower net income for us.

Although there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is composed of loans secured by property located in the Greater Boston metropolitan area. This makes us vulnerable to a downturn in the local economy and real estate markets. Decreases in local real estate values caused by economic conditions or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of foreclosure.

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

If our ACL on loans is not sufficient to cover actual credit losses, our earnings could decrease.

We maintain an allowance for credit losses on loans, which is established through a provision for credit losses that represents management’s best estimate of the current expected losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses on loans, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for credit losses on loans may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance for credit losses on loans. In addition, our emphasis on loan growth and on increasing our portfolios of commercial real estate loans, as well as any future credit deterioration or changes in economic conditions could require us to increase our allowance for credit losses on loans in the future. At December 31, 2025, our allowance for credit losses on loans was 1.46% of total loans and 201% of non-performing loans (reflective of the impact of the Provident Acquisition) compared to 0.89% and 280% at December 31, 2024. Material additions to our allowance for credit losses on loans would materially decrease our net income.

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

On December 18, 2025, President Trump signed an executive order directing the Department of Justice to move cannabis from a Schedule I to a Schedule III substance, a category for substances with accepted medical use and lower abuse potential. While not full legalization, the change is designed to ease financial and tax burdens on the cannabis industry, including, to some extent, banking access.  Schedule III classification allows state-legal cannabis businesses to deduct ordinary business expenses under IRS Code Section 280E, which is expected to boost cash flow and profitability and it aims to encourage banks and financial institutions to work with the cannabis industry, as the risk of violating federal Anti-Money Laundering laws is reduced.

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

Risks Related to Market Interest Rates

The reversal of the high-interest rate environment may adversely affect our net interest income and profitability.

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

The FOMC cut the target range for the federal funds during 2025 by 75 basis points. Additional rate cuts may occur if inflationary pressures continue towards the FOMC’s 2% target and employment continues to weaken. Decreases to the target range for the federal funds rate, combined with ongoing geopolitical instability, could signal the risk of an economic recession. Any such downturn may adversely affect our asset quality, deposit levels, loan demand and results of operations.

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

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets, including the value of our AFS securities, which generally decrease when market interest rates rise, and ultimately affect our earnings. During the year ended December 31, 2025, we earned other comprehensive income of $5.0 million, primarily related to net changes in unrealized holding gains in the AFS securities portfolio and an increase in the value of our hedges.

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

Any of these factors, among others, could cause credit losses and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of an AFS security is related to credit usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the AFS security in order to assess the probability of receiving all contractual principal and interest payments on the AFS security. Significant negative changes to valuations could result in credit losses on our AFS securities portfolio, which could have an adverse effect on our financial condition or results of operations. As of December 31, 2025, we had approximately $3.1 million of accumulated other comprehensive losses. During the year ended December 31, 2025, we had $5.0 million of after-tax other comprehensive income, which resulted primarily from $6.4 million in pre-tax unrealized valuation gains on AFS securities.

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

Additionally, our cannabis-related business includes approximately $367.9 million of direct cannabis deposits, directly involved in growing, transporting, packaging, distributing, or selling cannabis (that “touch” cannabis along the distribution chain), as of December 31, 2025. Due to the unique industry-specific risks of this business, if we were forced to terminate this business line, we could lose many or most of these deposits, all of which are core deposits.

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

Regulatory scrutiny of BaaS solutions and related technology considerations has recently increased.

As a result of the Provident Acquisition, we provide banking products and services to our financial technology company (“fintech”) partners, which includes payments infrastructure and deposit services. Federal bank regulators have increasingly focused on the risks related to bank and fintech partnerships, raising concerns regarding risk management, oversight, internal controls, information security, change management, and information technology. This focus is demonstrated by regulatory enforcement actions against other banks that have allegedly not adequately addressed these concerns while growing their Banking as a Service (“BaaS”) offerings. We could be subject to additional regulatory scrutiny with respect to that portion of our business that could have a material adverse effect on the business, financial condition, results of operations and growth prospects of the Company. Furthermore, while a financial institution can benefit from a fintech’s products and technology to reach new customers and previously underserved communities, the financial institution bears ultimate accountability for its partners’ compliance and risk management, including with respect to penalties, fines, and other measures that bank regulatory agencies take in the event of non-compliant activity or risks that are not well controlled. In addition, end customers of fintech may not conduct deposit activity in the same manner as other customers or the fintech itself. In recognition of this risk, in July 2024 federal banking agencies issued a joint statement and request for information on banks' arrangements with third parties to deliver bank deposit products and services to end users. Our failure to properly monitor such liquidity risks and/or manage such risk could subject us to regulatory fines or other penalties, or business or reputational harm, and could adversely affect our financial condition and results of operations including if we were forced to terminate this business line, we could lose many or most of these deposits, all of which are core deposits.

Risks Related to Laws and Regulations

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

The Bank is subject to extensive regulation, supervision and examination by the Commissioner and the Federal Reserve Board, and, also by the FDIC as insurer of the Bank’s deposit accounts and the Company is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors of the Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the adequacy of the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

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

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 to risk-based assets capital ratio of 6.0%; (3) a total capital ratio of 8.0%; and (4) a Tier 1 leverage ratio of 4.0%. The regulations also establish a “capital conservation buffer” of 2.5%, which results in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%; (2) a Tier 1 to risk-based assets capital ratio of 8.5%; and (3) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount.

The application of these capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we are unable to comply with such requirements. The Bank’s ability to pay dividends to the Company would be limited if it does not maintain the capital conservation buffer required by the capital rules, which may limit the Company’s ability to pay dividends to its stockholders. See “Item 1. Business – Supervision and Regulation – Federal Regulations Applicable to the Bank – Capital Requirements.”

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

Potential impact of losing the benefits of excess deposit insurance provided by the DIF.

Effective April 25, 2025, the Bank exited the DIF, which results in excess deposits no longer being insured above FDIC-limits, beginning one year after such exit or upon the next maturity date. Losing excess deposit insurance could result in deposit run off, reduce our overall level of deposits and increase the extent to which we may need to rely in the future on other, more expensive or less stable sources for funding, including FHLB advances or brokered deposits, which would reduce net income. Shifting excess deposits into reciprocal deposit programs may result in higher funding costs, which also would reduce net income.

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

Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant expenses, and attention from management and financial liability. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. There is no assurance that litigation with private parties will not increase in the future. Actions currently pending against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us.

Risks Related to our Business Strategy

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth prudently and effectively. Growing our operations could also cause our expenses to increase faster than our revenues.

Our business strategy includes growth in assets, deposits and the scale of our operations. Achieving such growth will require us to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities and the level of competition from other financial institutions. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth prudently and effectively, our financial condition and operating results could be negatively affected.

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

In preparing this Annual Report on Form 10-K, as well as other periodic reports we are required to file under the Exchange Act, including our consolidated financial statements, our management is required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. The area requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for credit losses.

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

The Risk Committee provides executive management oversight, from a risk perspective, of information systems security. As referenced above, the CIO provides information security updates to the Risk Committee periodically. In addition, as discussed below, the Company has implemented an Incident Response Plan to provide a structured and systematic incident response process for information security incidents that affect any of the information technology systems, network, or data of the Company. The Incident Response Plan is implemented and maintained by members of senior management and is subject to annual review and periodic updates. Information security metrics are reported to both management level committees and the ERM Committee and Risk Committee on a quarterly basis.

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

The Vendor Risk Management Policy applies to any business arrangement between the Company and another individual or entity, by contract or otherwise, in compliance with the Interagency Guidance on Third Party Relationships: Risk Management. The Vendor Risk Management Program is subject to periodic audit based on the Company’s annual Internal Audit Risk Assessment.

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

ITEM 2.      Properties

We conduct our business through our main office located in Needham, Massachusetts and our branch offices located in Amesbury, Ashland, Boston (Mission Hill), Dedham, Dover, Medfield, Medford, Millis, Natick, Newburyport, Wellesley and Westwood, Massachusetts; Bedford, Exeter, Portsmouth and Seabrook, New Hampshire; and a warehouse lending center in Ponte Vedra Beach, Florida. Additionally, we have two administrative offices in Needham, Massachusetts and one in Wellesley, Massachusetts. We own six of our branch offices, including our main office, and our two administrative offices in Needham, Massachusetts and we lease ten of our branch offices and our administrative office in Wellesley, Massachusetts. The Company acquired three owned and four leased branch locations in the Provident Acquisition totaling $11.2 million in land, buildings, leasehold improvements, furniture, fixtures and equipment at fair value. At December 31, 2025, the total net book value of our land, buildings, leasehold improvements, furniture, fixtures and equipment was $46.2 million.

ITEM 3.      Legal Proceedings

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

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2025, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.      Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information: The Company’s common stock is listed on the Nasdaq Capital Market under the symbol “NBBK.” The approximate number of holders of record of NB Bancorp, Inc. common stock as of December 31, 2025 was 1,673. Certain shares of NB Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Comparative Stock Performance Graph: The stock performance graph below and associated table compare the cumulative total shareholder return of our common stock from December 28, 2023 to December 31, 2025 to the cumulative total return of the Russell 2000 Index and the KBW Regional Banking Index. The lines in the graph and the numbers in the table below represent annual index levels derived from the compounded daily returns that include reinvestment or retention of all dividends. If the annual interval, based on the last day of a year, was not a trading day, the preceding trading day was used. The index value for all of the series was set to $100.00 on December 28, 2023 (which assumes that $100.00 was invested in each of the series on December 28, 2023).

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act and will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing. The stock price performance shown on the stock performance graph and associated table below is not necessarily indicative of future price performance. Information used in the graph and table was obtained from a third-party provider, a source believed to be reliable, but we are not responsible for any errors or omission in such information.

	Date Ending
Index	12/27/2023	12/31/2024	12/31/2025
NB Bancorp, Inc.	100.00	180.60	199.60
S&P U.S. SmallCap Banks	100.00	116.25	127.84
Russell 2000	100.00	109.49	123.51

Dividends: On July 23, 2025, the Company announced the initiation of a quarterly cash dividend of $0.07 per share. The Bank intends to continue to pay regular cash dividends to shareholders of its common stock; however, any future determination to declare and pay cash dividends, if any, will be made at the discretion of the Board of Directors and will depend on a variety of factors, including applicable laws, the Company’s financial condition, results of operations, business prospects, general business or financial market conditions, regulatory environment and other factors the Board of Directors may deem relevant. Dividends will be dependent on the Company’s future earnings, capital requirements, and financial condition.

Dividend payments by the Company may be dependent, in part, on dividends it receives from the Bank, because the Company has no significant source of income other than dividends from the Bank, earnings from the investment of proceeds from the sale of shares of common stock in the stock offering which closed in December 2023 retained by the Company and interest payments with respect to our loan to the ESOP. See “Item 1. Business – Supervision and Regulation – Federal Regulations Applicable to the Bank – Capital Distributions.”

The Federal Reserve Board has issued supervisory policies providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Federal Reserve Board guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where a holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate of earnings retention is inconsistent with its capital needs and overall financial condition. In addition, the Bank’s ability to pay dividends would be limited if it does not have the capital conservation buffer required by the capital rules, which may limit our ability to pay dividends to stockholders.

No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by regulations and policies of the Federal Reserve Board and the Commissioner, may be paid in addition to, or in lieu of, regular cash dividends.

Other than its ESOP and the 2025 Equity Incentive Plan, the Company does not have any equity compensation plans that were not approved by stockholders. The Company currently has no other equity compensation plans.

Report of Offering of Securities and Use of Proceeds Therefrom. Not applicable.

Issuer Purchases of Equity Securities. During the year ended December 31, 2025, the Company announced the commencement of two stock repurchase programs to acquire up to 4,163,808 shares, or 10% of the Company’s outstanding common stock at each repurchase program’s respective commencement date. As previously reported on the Company’s Quarterly Reports on Form 10-Qs, the Company completed these stock repurchase programs on July 15, 2025. There were no stock repurchase during the quarter ended December 31, 2025

ITEM 6.      [Reserved]

ITEM 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the consolidated financial statements that appear beginning on page 98 of this Annual Report on Form 10-K. You should read the information in this section in conjunction with the business and financial information regarding the Company and the Bank and the consolidated financial statements provided in this Annual Report on Form 10-K for the Company and, with respect to the years ended December 31, 2025, 2024 and 2023, the Company had not engaged in any material activities prior to December 28, 2023, the date of the consummation of the mutual to stock conversion.

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

On November 15, 2025 we completed our previously announced Provident Acquisition, which resulted in the addition of approximately $1.40 billion in total assets, $1.18 billion of total net loans and $1.14 billion in total deposits, all at fair value. Provident, a Massachusetts corporation, was a federally registered bank holding company headquartered in Amesbury, Massachusetts. BankProv, a Massachusetts-chartered bank, founded in 1828, was a wholly-owned subsidiary of Provident that operated through a network of 7 full-service banking offices in northeastern Massachusetts and southern New Hampshire, as well as a mortgage warehouse lending center in Ponte Vedra Beach, Florida.

In accordance with the terms of the definitive merger agreement, through which we agreed to acquire Provident through a merger with the Company as the surviving entity, each share of Provident common stock was exchanged for 0.691 shares of the Company’s common stock or $13.00 in cash, subject to allocation procedures to ensure that the total number of shares of Provident common stock that receive the stock consideration represents 50% of the total number of shares of Provident common stock outstanding immediately prior to the completion of the acquisition.

The transaction qualified as a tax-free reorganization for Federal income tax purposes and provided Provident shareholders with a tax-free exchange of their shares of Provident common stock in exchange for the Company’s common stock as the consideration they received in the merger. We issued 5.9 million shares of our common stock in the exchange and paid $111.8 million in cash, which resulted in a transaction value of approximately $226.5 million based upon the closing price of our common stock on November 14, 2025 of $19.29 per share.

Critical Accounting Policies and Estimates

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies.

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

The following represent our critical accounting policies:

ACL – The ACL represents management’s best estimate of credit losses over the remaining life of loans measured at amortized cost and unfunded lending commitments at the consolidated balance sheet date and is established through a provision for credit losses charged to net income. The allocation methodology applied by the Company includes allocations for individually evaluated loans and loss factor allocations for all remaining loans through a quantitative model with an assessment of certain qualitative factors.

Management uses a methodology to systematically estimate the amount of expected lifetime losses in the loan portfolio. Expected lifetime losses are estimated on a collective basis for loans sharing similar risk characteristics and are determined using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast and model risk inherent in the quantitative model output. Loss estimates within the collectively assessed population are based on a combination of pooled assumptions and loan-level characteristics. The weighted average remaining maturity (“WARM”) method is the primary credit loss estimation methodology used by the Company and involves estimating future cash flows and expected credit losses for pools of loans using their expected remaining WARM.

The quantitative model estimates expected credit losses using loan level data over the estimated life of the exposure, considering the effect of prepayments. Economic forecasts, one of the most significant judgments influencing the ACL, are incorporated into the estimate over a reasonable and supportable forecast period of two years, beyond which is a reversion to our historical loss average which occurs over a period of four quarters.

Qualitative adjustments to quantitative loss factors, either negative or positive, may include considerations of economic conditions including economic forecasts as detailed above, volume and severity of past due loans, value of underlying collateral, experience, depth, and ability of management, and concentrations of credit.

The methodology includes evaluation and consideration of several factors which could affect potential credit losses.

While management uses the best information available to make its evaluation, future adjustments to the ACL may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ACL is made for analytical purposes and is not necessarily indicative of the trend of future credit losses in any particular loan category. The total ACL is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for ACL was adequate at December 31, 2025. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements.

For additional information on our ACL, refer to Note 4, “Loans Receivable and ACL” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

Goodwill and Other Intangible Assets – Acquisitions of businesses are accounted for using the acquisition method of accounting. Accordingly, the net assets of the companies acquired are recorded at their fair values at the date of acquisition. Goodwill represents the excess of purchase price over the fair value of net assets acquired. Other intangible assets represent acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights, or because the asset is capable of being sold or exchanged either on its own, or in combination with a related contract, asset, or liability.

The Company evaluates goodwill for impairment at least annually, or more often if warranted, using a qualitative assessment. If the qualitative assessment indicates potential impairment, management will perform a quantitative impairment test. The quantitative impairment test compares the book value to the fair value of each reporting segment. If the book value exceeds the fair value, an impairment is charged to net income. Management has identified one reporting segment for purposes of testing goodwill for impairment: the banking business.

Other intangible assets, all of which are definite-lived, are stated at cost, less accumulated amortization. The Company evaluates other intangible assets for impairment at least annually, or more frequently based on specific events or changes in circumstances. The Company considers factors including, but not limited to, changes in legal factors and business climate that could affect the value of the intangible asset. Any impairment losses are charged to net income. The Company amortizes other intangible assets over their respective estimated useful lives. The estimated useful lives of core deposit intangible assets are ten years. The Company reassesses the useful lives of other intangible assets at least annually, or more frequently based on specific events or changes in circumstances.

Our discount rate was based upon the estimated cost of equity under the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, size premium, company specific premium and beta specific to a particular reporting unit.

For additional information on our goodwill and other intangibles, refer to Note 7, “Goodwill and Other Intangible Assets” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

Business Combinations – Acquisitions of businesses are accounted for using the acquisition method of accounting. In accordance with applicable accounting guidance, we recognize assets acquired and liabilities assumed at their respective fair values as of the date of acquisition, with the related transaction costs expensed in the period incurred.

We use third party valuation specialists to assist in the determination of fair value of certain assets and liabilities at the merger date, including loans and core deposit intangibles.

While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed on the acquisition date, the estimates are inherently uncertain.

For further discussion of our methodology for estimating the fair value of acquired assets and assumed liabilities in connection with our Provident Acquisition, see Note 2, “Acquisition” within the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The ACL on PCD loans and PSLs is recognized within business combination accounting.

For further discussion of our accounting policies for estimating credit losses on acquired loans, see Note 1, “Summary of Significant Accounting Policies” within the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Positions taken on tax returns that do not meet that threshold are not recognized in the Company’s provisions for income taxes. The measurement of uncertain tax positions is adjusted when new information is available, or when an event occurs that requires a change. The Company’s policy is to analyze its tax positions for all open tax years. Interest and penalties, if any, associated with uncertain tax positions, are classified as additional income tax expense in the consolidated statements of income (see Note 11).

Non-GAAP Financial Measures. In addition to results presented in accordance with U.S. GAAP, this Annual Report on Form 10-K contains certain non-GAAP financial measures, including pre-provision net revenue, operating net income, operating pre-tax income, operating noninterest expense, operating noninterest income, operating effective tax rate, operating earnings per share, basic, operating earnings per share, diluted, operating return on average assets, operating return on average shareholders’ equity, operating efficiency ratio, tangible shareholders’ equity, tangible assets and tangible book value per share. The Company presents certain non-GAAP financial measures, which management uses to evaluate the Company’s performance, and which exclude the effects of certain transactions, non-cash items and U.S. GAAP adjustments that we believe are unrelated to our core business and are therefore not necessarily indicative of the Company’s current performance or financial position. Management believes excluding these items facilitates greater visibility for investors into our core businesses as well as underlying trends that may, to some extent, be obscured by inclusion of such items in the corresponding U.S. GAAP financial measures. These disclosures should not be viewed as a substitute for financial results determined in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names.

NB BANCORP, INC.
NON-GAAP RECONCILIATION
(Dollars in thousands)
	For the Year Ended December 31,
	2025	2024	2023

Net income (U.S. GAAP)	$50,302	$42,149	$9,825

Add (Subtract):
Adjustments to net income:
Merger and acquisition expenses	17,265	-	-
State tax expense - voluntary disclosure agreements	561	-	-
Losses on sales of securities available for sale, net	-	1,868	-
BOLI surrender tax and managed endowment contract penalty (1)	2,310	1,705	-
Needham Bank Charitable Foundation contribution resulting from IPO	-	-	19,082
One-time conversion and IPO-related compensation expense	-	-	7,931
Defined benefit pension termination expense	480	390	1,900
Permanent tax differences resulting from public company tax laws (1)	-	-	3,680
Total adjustments to net income	$20,616	$3,963	$32,593
Less net tax benefit associated with pre-tax non-GAAP adjustments to net income	4,739	634	8,096
Non-GAAP adjustments, net of tax	15,877	3,329	24,497
Operating net income (non-GAAP)	$66,179	$45,478	$34,322

(1) These amounts are included in income tax expense and reflect amounts related to 2025 and 2024 BOLI surrender taxes and penalties and 2023 compensation and writedown for future LTIP vesting amounts that are not expected to be deductible on a tax return, respectively. These amounts are not included in the calculation of the tax impact on the non-GAAP adjustments.

	At and For the Year Ended December 31,
	2025	2024	2023

Net income (U.S. GAAP)	$50,302	$42,149	$9,825
Weighted average common shares outstanding, basic	37,409,219	39,389,829	42,018,229
Earnings per share, basic	$1.34	$1.07	$0.23
Weighted average common shares outstanding, diluted	37,626,188	39,389,829	42,018,229
Earnings per share, diluted	$1.34	$1.07	$0.23
Operating net income (non-GAAP)	$66,179	$45,478	$34,322
Operating earnings per share, basic (non-GAAP)	$1.77	$1.15	$0.82
Operating earnings per share, diluted (non-GAAP)	$1.76	$1.15	$0.82

	For the Year Ended December 31,
	2025	2024	2023
Pre-tax income (GAAP)	$71,131	$58,618	$11,844

Add (Subtract):
Merger and acquisition expenses	17,265	-	-
Losses on sales of securities available for sale, net	-	1,868	-
Needham Bank Charitable Foundation contribution resulting from IPO	-	-	19,082
One-time conversion and IPO-related compensation expense	-	-	7,931
Defined benefit pension termination expense	480	390	1,900
Operating pre-tax income (non-GAAP)	$88,876	$60,876	$40,757

Noninterest expense (U.S. GAAP)	$137,874	$103,017	$121,344

Subtract (Add):
Noninterest expense components:
Merger and acquisition expenses	17,265	-	-
Needham Bank Charitable Foundation contribution resulting from IPO	-	-	19,082
One-time conversion and IPO-related compensation expense	-	-	7,931
Defined benefit pension termination expense	480	390	1,900
Total impact of non-GAAP noninterest expense adjustments	$17,745	$390	$28,913
Noninterest expense on an operating basis (non-GAAP)	$120,129	$102,627	$92,431

Noninterest income (U.S. GAAP)	$16,200	$12,560	$15,352

Subtract (Add):
Noninterest income components:
Losses on sales of securities available for sale, net	-	(1,868)	-
Total impact of non-GAAP noninterest income adjustments	$-	$(1,868)	$-
Noninterest income on an operating basis (non-GAAP)	$16,200	$14,428	$15,352

Operating net income (non-GAAP)	$66,179	$45,478	$34,322
Average assets	5,458,675	4,786,379	3,973,029
Operating return on average assets (non-GAAP)	1.21%	0.95%	0.86%
Average shareholders’ equity	758,284	746,332	365,120
Operating return on average shareholders' equity (non-GAAP)	8.73%	6.09%	9.40%

Noninterest expense on an operating basis (non-GAAP)	$120,129	$102,627	$92,431
Total revenue (net interest income plus total noninterest income) (non-GAAP)	213,658	175,626	147,073
Operating efficiency ratio (non-GAAP)	56.22%	58.43%	62.85%

	For the Year Ended December 31,
	2025	2024	2023

Income tax expense (GAAP)	$20,829	$16,469	$2,019

Add (Subtract):
State tax expense - voluntary disclosure agreements	(561)	-	-
Net tax benefit associated with pre-tax non-GAAP adjustments to net income	4,739	634	8,096
BOLI surrender tax and modified endowment contract penalty	(2,310)	(1,705)	-
Total impact of non-GAAP income tax expense adjustments	$1,868	$(1,071)	$8,096
Income tax expense on an operating basis (non-GAAP)	$22,697	$15,398	$10,115

Operating effective tax rate (non-GAAP)	25.5%	25.3%	24.8%

Total shareholders’ equity (U.S. GAAP)	$858,932	$765,167	$757,959
Subtract:
Intangible assets (core deposit intangible and goodwill)	37,815	1,079	1,227
Total tangible shareholders’ equity (non-GAAP)	821,117	764,088	756,732
Total assets (U.S. GAAP)	7,006,130	5,157,737	4,533,391
Subtract:
Intangible assets (core deposit intangible and goodwill)	37,815	1,079	1,227
Total tangible assets (non-GAAP)	$6,968,315	$5,156,658	$4,532,164
Tangible shareholders' equity / tangible assets (non-GAAP)	11.78%	14.82%	16.70%
Total common shares outstanding	45,770,128	42,705,729	42,705,729
Tangible book value per share (non-GAAP)	$17.94	$17.89	$17.72

Comparison of Financial Condition at December 31, 2025 and 2024

Total Assets. Total assets increased $1.85 billion, or 35.8%, to $7.01 billion as of December 31, 2025 from $5.16 billion at December 31, 2024. The increase was primarily the result of increases in net loans, cash and cash equivalents, AFS securities, banking premises and equipment, goodwill and other intangibles and deferred tax assets from the Provident Acquisition.

Cash and Cash Equivalents. Cash and cash equivalents increased $43.7 million, or 12.0%, to $407.6 million at December 31, 2025 from $363.9 million at December 31, 2024. The increase in cash and cash equivalents was primarily a result of an increase in FHLB borrowing and deposits, along with cash as part of the Provident Acquisition, partially offset by growth in loans during the year.

AFS Securities. AFS securities increased $40.8 million, or 17.9%, to $269.0 million at December 31, 2025 from $228.2 million at December 31, 2024 from purchases of U.S. treasury and mortgage-backed securities and the $24.5 million in securities acquired from the Provident acquisition, which were sold upon closing and redeployed into U.S. treasury and mortgage-backed securities.

Loans, net. Loans, net increased $1.60 billion, or 37.4%, to $5.90 billion at December 31, 2025 from $4.29 billion at December 31, 2024. We experienced increases in each of our loan portfolio segments except for consumer loans, which decreased $41.1 million, or 16.8%, to $203.5 million at December 31, 2025 from $244.6 million at December 31, 2024. The primary driver of the decline in consumer loans was the $67.0 million transfer of consumer loans to held for sale, partially offset by purchases made. During the year ended December 31, 2025, commercial real estate loans, including multi-family real estate loans, increased $745.1 million, or 43.9%; commercial and industrial loans increased $447.8 million, or 80.0%; construction and land development loans increased $146.8 million, or 25.1%; and one-to-four-family residential real estate loans, including home equity loans, increased $74.9 million, or 6.0%. As part of the Provident acquisition, the Company acquired a warehouse loan portfolio of $280.9 million.

The following tables contains information regarding the loan portfolio segments acquired from Provident and our organic loan portfolio growth during the year ended December 31, 2025:

			Provident
	December 31, 2025	December 31, 2024	Acquisition (1)	Organic $ Change	Organic % Change

	(In thousands)
One-to-four-family residential	$1,177,156	$1,130,791	$27,315	$19,050	1.7%
Home equity	152,602	124,041	4,110	24,451	19.7%
Residential real estate	1,329,758	1,254,832	31,425	43,501	3.5%

Commercial real estate	1,924,043	1,363,394	483,548	77,101	5.7%
Multi-family residential	517,527	333,047	73,035	111,445	33.5%
Commercial real estate	2,441,570	1,696,441	556,583	188,546	11.1%
Construction and land development	730,573	583,809	19,962	126,802	21.7%
Commercial and industrial	1,007,669	559,828	354,017	93,824	16.8%
Commercial	4,179,812	2,840,078	930,562	409,172	14.4%

Consumer, net of premium/discount	203,497	244,558	—	(41,061)	16.8%

Mortgage warehouse	280,949	—	264,614	16,335	6.2%

Total loans	5,994,016	4,339,468	1,226,601	427,947	9.9%
Deferred fees, net	(7,876)	(6,539)	—	(1,337)	20.4%
Loans receivable, net of deferred fees	$5,986,140	$4,332,929	$1,226,601	$426,610	9.8%

(1) Loans acquired at fair value

The increase in these loan portfolio segments reflects the Provident Acquisition, coupled with our strategy to grow the balance sheet by continuing to diversify into higher-yielding loans to improve net margins and manage interest rate risk. In addition, to help manage interest rate risk and generate non-interest income, occasionally we sell one-to-four-family residential mortgage loans into the secondary market on a servicing-retained basis. During the year ended December 31, 2025, $9.0 million of loans were sold with gains recognized of $165,000. Additionally, at December 31, 2025, we transferred a portfolio of consumer loans to held for sale in an amount of $67.0 million, with a net loss to reflect the fair value of $517,000.

Non-public Investments. Non-public investments primarily consist of equity investments and FHLB stock and FRB stock holdings. These assets increased $9.4 million, or 38.5%, to $33.7 million as of December 31, 2025 from $24.4 million as of December 31, 2024. The increase resulted primarily from an low-income housing tax credit (“LIHTC”) equity investment of $6.7 million acquired from Provident, as well as increased FHLB stock holdings of $3.6 million correlated to the increase in outstanding FHLB borrowings at December 31, 2025.

BOLI. During the year ended December 31, 2025, the Company received proceeds on surrendered BOLI policies of $48.8 million and acquired $47.1 million in BOLI policies from Provident, resulting in an increase of $1.6 million, or 1.5%, in BOLI to $104.3 million at December 31, 2025 from $102.8 million at December 31, 2024. The Company surrendered BOLI policies in September 2024 and the proceeds were received during the year ended December 31, 2025. The Company also surrendered $28.4 million of BOLI policies from the Provident Acquisition, the proceeds from which have not been received. The Company recorded an increase in the cash surrender value of the BOLI policies of $3.3 million during the year ended December 31, 2025, compared to an increase in the cash surrender value of the BOLI policies of $2.3 million during the year ended December 31, 2024, primarily the result of the surrender and redeployment of BOLI policies at a higher yield during the year ended December 31, 2025, along with a higher average balance during 2025.

Deferred Income Tax Asset, Net. Deferred income tax asset, net increased $18.5 million, or 61.2%, to $48.8 million at December 31, 2025 from $30.3 million at December 31, 2024. The increase resulted primarily from the $23.5 million in deferred income tax assets acquired with the Provident Acquisition, offset by deferred tax liabilities from Goodwill and the Core Deposit Intangible resulting from the Provident Acquisition.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets consist primarily of right of use assets related to our long-term leases, derivative assets, prepaid expenses and income tax receivables.

Prepaid expenses and other assets increased $9.5 million, or 16.1%, to $68.1 million at December 31, 2025 from $58.6 million at December 31, 2024. The increase resulted primarily from an $8.8 million increase in right of use assets, driven by the execution of two new leases during the year ended December 31, 2025 in Salem, New Hampshire and Allston, Massachusetts, totaling $2.7 million, expansion of the Wellesley lease of $2.7 million and the Provident Acquisition of four leases totaling $3.8 million at fair value.

Goodwill. Goodwill increased to $18.5 million at December 31, 2025 from $0 at December 31, 2024 as a result of the Provident Acquisition, reflecting the net balance of assets acquired and liabilities assumed at fair value compared to the consideration paid.

Core deposit intangible. Core deposit intangible increased $18.2 million, or 1,689.0%, to $19.3 million at December 31, 2025 from $1.1 million at December 31, 2024. The Provident Acquisition drove this increase with an $18.8 million core deposit intangible recorded as part of the acquisition less amortization recognized since the acquisition. The fair value of the core deposit intangible was determined as of the acquisition date, based on a discounted cash flow analysis using a discount rate commensurate with market participants. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available through wholesale borrowing rates and national brokered certificate of deposit offering rates. The projected cash flows were developed using projected deposit attrition rates.

Deposits. Total deposits increased $1.68 billion, or 40.1%, to $5.85 billion at December 31, 2025 from $4.18 billion at December 31, 2024, primarily driven by the $1.14 billion assumption of Provident’s deposit portfolio at fair value. Core deposits (which we define as all deposits other than brokered deposits) increased $1.45 billion, or 37.5%, to $5.32 billion at December 31, 2025 from $3.87 billion at December 31, 2024. The increase in core deposits was the result of increases in money market accounts of $650.1 million, or 65.0%, certificates of deposits of $315.7 million, or 19.1%, noninterest bearing demand deposits of $201.0 million, or 32.2%, NOW accounts of $183.2 million, or 38.0% and savings accounts of $100.0 million, or 92.0%.

The following tables contain information regarding deposits assumed from the Provident Acquisition and our organic deposit growth during the year ended December 31, 2025:

			Provident
	December 31, 2025	December 31, 2024	Acquisition (1)	Organic $ Change	Organic % Change

	(In thousands)
Transactional accounts:
Noninterest-bearing demand deposits	$824,403	$623,400	$216,370	$(15,367)	(2.5)%
Savings accounts	208,672	108,685	78,723	21,264	19.6%
NOW accounts	664,719	481,539	134,075	49,105	10.2%
Money market accounts	1,650,849	1,000,748	427,725	222,376	22.2%
Total transactional accounts	3,348,643	2,214,372	856,893	277,378	12.5%

Customer CD's	1,969,210	1,653,474	157,403	158,333	9.6%
Total core deposits	5,317,853	3,867,846	1,014,296	435,711	11.3%

Total brokered deposits	535,681	309,806	120,000	105,875	34.2%

Total deposits	$5,853,534	$4,177,652	$1,134,296	$818,964	19.6%

(1) Deposits acquired at fair value

At December 31, 2025 and 2024, we had $535.7 million and $309.8 million of brokered deposits, respectively. The increase in brokered deposits was driven by the $120.0 million in brokered deposits assumed from the Provident Acquisition and additional usage of brokered deposits for liquidity and funding needs.

The Company had $453.0 million and $395.2 million in deposits from the cannabis industry as of December 31, 2025 and 2024, respectively.

Borrowings. FHLB borrowings increased $75.4 million, or 62.4%, to $196.2 million at December 31, 2025, compared to $120.8 million at December 31, 2024.

Our borrowings consisted solely of FHLB advances, and the increase in FHLB borrowings was the result of overall liquidity needs and the assumption of $30.8 million in FHLB advances from the Provident Acquisition.

Accrued expenses and other liabilities. Accrued expenses and other liabilities increased $5.0 million, or 7.6%, to $70.7 million at December 31, 2025 from $65.7 million at December 31, 2024. The increase primarily resulted from the assumption of lease liabilities from the Provident Acquisition of $3.8 million at fair value, the execution of two new leases in Salem, New Hampshire and Allston, Massachusetts totaling $2.7 million and the expansion of the Wellesley lease of $2.7 million, partially offset by a $4.9 million decrease in accrued interest on brokered deposits driven by rate reductions during the year ended December 31, 2025.

Shareholders’ Equity. Shareholders’ equity increased $93.8 million, or 12.3%, to $858.9 million at December 31, 2025 from $765.2 million at December 31, 2024. The increase in shareholders’ equity was primarily due to the issuance of 5.9 million shares of common stock issued for the Provident Acquisition resulting in an increase of $114.6 million, $50.3 million in net income, $5.0 million in other comprehensive income driven by decreases in interest rate, partially offset by $77.1 million in share repurchases and $5.6 million in dividends paid.

Comparison of Operating Results for the Years Ended December 31, 2025 and 2024

Net Income. Net income was $50.3 million for the year ended December 31, 2025, compared to net income of $42.1 million for the year ended December 31, 2024, an increase of $8.2 million, or 19.3%.

The increase in net income was primarily driven by an increase of $36.3 million, or 22.5%, in net interest income, a $3.6 million, or 29.0% increase in noninterest income and a $7.5 million, or 61.6%, decrease in the provision for credit losses was partially offset by a $34.9 million, or 33.8%, increase in noninterest expense and a $4.4 million, or 26.5%, increase in income tax expense.

Operating net income (non-GAAP), excluding one-time charges, amounted to $66.2 million, or $1.76 per diluted share for the year ended December 31, 2025 compared to operating net income of $45.5 million, or $1.15 per diluted share for the year ended December 31, 2024, an increase of $20.7 million, or 45.5%.

The material one-time pre-tax amounts recognized during the year ended December 31, 2025 included:

◾	Pre-tax merger and acquisition costs of $17.3 million ($12.8 million net of tax) related to the Provident Acquisition;
◾	Tax expense and a managed endowment contract penalty related to the surrender of BOLI policies of $2.3 million;
◾	State voluntary disclosure agreement tax expenses of $561,000 for new state income tax expenses; and
◾	Defined benefit pension termination expense of $480,000.

The material one-time pre-tax amounts for the year ended December 31, 2024 included:

◾	Loss on the sale of available-for-sale securities amounting to $1.9 million;
◾	Tax expense and a managed endowment contract penalty related to the surrender of BOLI policies of $1.7 million; and
◾	Defined benefit pension termination expense of $390,000.

Interest and Dividend Income. Interest and dividend income increased $43.2 million, or 14.8%, to $335.7 million for the year ended December 31, 2025 from $292.5 million for the year ended December 31, 2024, primarily due to a $44.2 million, or 16.3%, increase in interest and fees on loans and a $2.7 million, or 38.7%, increase in interest on investment securities, offset by a $3.7 million, or 24.8%, decrease in interest and dividends on cash equivalents and other. Income from the Provident Acquisition is only included in the results of 2025 since November 15, 2025.

The increase in interest and fees on loans was primarily due to an increase of $629.5 million, or 15.4%, in the average balance of the loan portfolio to $4.72 billion for the year ended December 31, 2025 from $4.09 billion for the year ended December 31, 2024 and an increase of 5 basis points in the weighted average yield for the loan portfolio to 6.67% for the year ended December 31, 2025 from 6.62% for the year ended December 31, 2024, reflecting the growth of our commercial loan portfolios. The increase in interest on securities was primarily due to an increase of 65 basis points in the weighted average yield for the securities portfolio to 4.00% for the year ended December 31, 2025 from 3.35% for the year ended December 31, 2024 and an increase of $33.2 million, or 16.2%, in the average balance of the securities portfolio to $237.5 million for the year ended December 31, 2025 from $204.3 million for the year ended December 31, 2024, reflecting redeployment of maturities, paydowns and excess cash into higher yielding securities. The decrease in interest and dividends on cash equivalents and other was primarily due to decrease of 111 basis points in the weighted average yield for short-term investments to 4.22% for the year ended December 31, 2025 from 5.33% for the year ended December 31, 2024 and a decrease of $24.6 million, or 9.8%, in the average balance of short-term investments to $226.3 million for the year ended December 31, 2025 from $250.9 million for the year ended December 31, 2024, reflecting the declining rate environment and the deployment of cash during the year ended December 31, 2025.

Average interest-earning assets increased $640.8 million, or 14.0% to $5.21 billion for the year ended December 31, 2025 from $4.57 billion for the year ended December 31, 2024. The yield on interest-earning assets increased 4 basis points to 6.44% for the year ended December 31, 2025 from 6.40% for the year ended December 31, 2024.

Interest Expense. Total interest expense increased $7.0 million, or 5.3%, to $138.3 million for the year ended December 31, 2025 from $131.3 million for the year ended December 31, 2024.

Interest expense on deposits increased $6.0 million, or 4.7%, to $132.9 million for the year ended December 31, 2025 from $126.9 million for the year ended December 31, 2024, due to an increase in the average balance of certificates of deposit and individual retirement accounts of $198.5 million, or 10.7%, to $2.06 billion for the year ended December 31, 2025 from $1.86 billion for the year ended December 31, 2024 and an increase in the average balance of money market accounts of $297.3 million, or 33.7%, to $1.18 billion for the year ended December 31, 2025 from $883.2 million for the year ended December 31, 2024. These increases were partially offset by declines in the weighted average cost of certificates of deposit and individual retirement accounts of 62 basis points to 4.31% for the year ended December 31, 2025 from 4.93% for the year ended December 31, 2024 and a decrease in the weighted average cost of money market accounts of 33 basis points to 3.55% for the year ended December 31, 2025 from 3.88% for the year ended December 31, 2024.

Interest expense on borrowings increased $1.0 million, or 23.1%, to $5.4 million for the year ended December 31, 2025 from $4.4 million for the year ended December 31, 2024. The average balance of FHLB advances increased $36.6 million, or 42.8%, to $122.1 million for the year ended December 31, 2025 from $85.5 million for the year ended December 31, 2024, offset partially by a decrease in the weighted average cost of these advances of 71 basis points to 4.43% for the year ended December 31, 2025 from 5.14% for the year ended December 31, 2024. The increase in the average balance was due to liquidity needs.

Net Interest Income. Net interest income was $197.5 million for the year ended December 31, 2025, compared to $161.2 million for the year ended December 31, 2024, representing an increase of $36.3 million, or 22.5%, primarily due to a $640.8 million, or 14.0%, increase in the average balance of interest-earning assets to $5.21 billion for the year ended December 31, 2025 from $4.57 billion for the year ended December 31, 2024 and a decrease in the weighted average cost of interest-bearing liabilities of 41 basis points to 3.47% at December 31, 2025 from 3.88% at December 31, 2024. These increases were partially offset by an increase in the average balance of interest-bearing liabilities of $593.8 million, or 17.5%, to $3.98 billion for the year ended December 31, 2025 from $3.39 billion for the year ended December 31, 2024.

Provision for Credit Losses. Based on management’s analysis of the adequacy of ACL, a provision of $4.7 million was recorded for the year ended December 31, 2025, of which $4.7 million related to the provision for credit losses on loans, compared to a provision of $12.1 million for the year ended December 31, 2024, which included a $14.9 million provision for credit losses on loans. The $7.5 million, or 61.6%, decrease in the provision was primarily due to the decrease of the provision for credit losses on loans, which decreased $10.3 million, or 68.7%, primarily driven by a $67.0 million portfolio of consumer loans transferred to loans held for sale and a $2.1 million reduction in net charge offs, partially offset by a decrease in the release of credit losses on unfunded commitments of $2.8 million, or 99.1%, resulting from an increase in the balance of unfunded commitments.

Noninterest Income. Noninterest income increased $3.6 million, or 29.0%, to $16.2 million for the year ended December 31, 2025 from $12.6 million for the year ended December 31, 2024. The increase resulted primarily from a $2.7 million, or 35.0% increase in customer service fees as a result of higher cash management fees, a decrease in loss on sale of AFS securities, net resulting from a $1.9 million loss earn-back trade executed during the year ended December 31, 2024 and a $1.0 million, or 45.1% increase, in the increase in the cash surrender value of BOLI due to higher rates earned from new policies purchased in late 2024, partially offset by a $719,000, or 245.4%, decrease in the gain on sale of loans, net due to the transfer of consumer loans to held for sale resulting in a loss during the year ended December 31, 2025 and a decrease in other income of $839,000, or 49.6%, due to a one time card branding sign on bonus of $610,000 earned during the year ended December 31, 2025.

The table below sets forth our noninterest income for the years ended December 31, 2025 and 2024:

	Year ended December 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Customer service fees	$10,505	$7,784	$2,721	34.96%
Increase in cash surrender value of BOLI	3,293	2,269	1,024	45.13%
Mortgage banking income	53	1,023	(970)	(94.82%)
Swap contract income	1,497	1,659	(162)	(9.76%)
Loss on sale of available-for-sale securities, net	—	(1,867)	1,867	(100.00%)
Other income	852	1,692	(840)	(49.65%)
Total noninterest income	$16,200	$12,560	$3,640	28.98%

Noninterest Expense. Noninterest expense for the year ended December 31, 2025 was $137.9 million, representing an increase of $34.9 million, or 33.8%, from $103.0 million for the year ended December 31, 2024. Merger and acquisition expenses were $17.3 million for the year ended December 31, 2025, a 100.0% increase from the year ended December 31, 2024 related to the Provident Acquisition. Salaries and employee benefit expenses increased $10.2 million, or 15.2%, resulting primarily from an increase in employee compensation of $6.1 million, an increase in employee bonus expense of $2.3 million and an increase in medical and dental benefit expense of $1.5 million as a result of increased headcount and related incentives during the year ended December 31, 2025. Data processing expenses increased $2.5 million, or 27.6%, resulting primarily from a $1.2 million increase in IT equipment/hardware as a result of continued technological enhancements, system upgrades and related needs. Director and professional service fees increased $1.9 million, or 22.2%, primarily a result of $1.9 million in stock compensation expense related to the issuance of restricted stock awards under the 2025 Equity Plan. General and administrative expenses increased $1.1 million, or 17.3%, due to a $428,000 increase in core deposit intangible amortization from the Provident Acquisition, a $301,000 increase in credit card rewards expenses as a result of increased customer transactional volume and a $262,000 increase in shareholder relation expenses.

The table below sets forth our noninterest expense for the years ended December 31, 2025 and 2024:

	Year ended December 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$77,492	$67,257	$10,235	15.22%
Director and professional service fees	10,510	8,601	1,909	22.20%
Occupancy and equipment expenses	6,557	5,580	977	17.51%
Data processing expenses	11,512	9,024	2,488	27.57%
Marketing and charitable contribution expenses	3,837	3,459	378	10.93%
FDIC and state insurance assessments	3,374	2,847	527	18.51%
Merger and acquisition expenses	17,265	—	17,265	100.00%
General and administrative expenses	7,327	6,249	1,078	17.25%
Total noninterest expense	$137,874	$103,017	$34,857	33.84%

The Company recorded merger and acquisition expenses of $17.3 million during the year ended December 31, 2025 related to the Provident Acquisition. These merger and acquisition expenses were included in merger and acquisition expenses on the consolidated statements of income and correspond to the line items that follow:

For the Year Ended December 31, 2025
(in thousands)
Salaries and employee benefits	$10,168
Director and professional service fees	3,864
Occupancy and equipment expenses	571
Data processing expenses	1,149
Marketing and charitable contribution expenses	464
General and administrative expenses	1,049
Total	$17,265

Income Tax Expense. Income tax expense increased $4.4 million, or 26.5%, to $20.8 million for the year ended December 31, 2025 from $16.5 million for the year ended December 31, 2024. The effective tax rate and the operating effective tax rate were 29.3% and 25.5%, respectively, for the year ended December 31, 2025, compared to 28.1% and 25.3%, respectively, for the year ended December 31, 2024. The effective tax rate increased during the year ended December 31, 2025 primarily as a result of the BOLI surrender tax and modified endowment contract penalty of $2.3 million and non-deductible acquisition expenses and related compensation of $1.9 million.

Average Balances and Yields. The following tables set forth average consolidated balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. Non-accrual loans were included in the computation of average balances. All average balances are daily average balances. The yields set forth below include the effect of deferred fees (including purchase accounting adjustments), discounts, and premiums that are amortized or accreted to interest income or interest expense; such fees, discounts and premiums were not material for the periods presented.

	For the Year Ended
	December 31, 2025			December 31, 2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$4,719,523	$315,009	6.67%	$4,090,055	$270,764	6.62%
Securities	237,511	9,508	4.00%	204,323	6,853	3.35%
Other investments (4)	28,492	1,674	5.88%	25,759	1,525	5.92%
Short-term investments (4)	226,278	9,557	4.22%	250,904	13,374	5.33%
Total interest-earning assets	5,211,804	335,748	6.44%	4,571,041	292,516	6.40%
Non-interest-earning assets	294,370			251,402
Allowance for credit losses	(47,499)			(36,064)
Total assets	$5,458,675			$4,786,379

Interest-bearing liabilities:
Savings accounts	$130,020	577	0.44%	$116,034	60	0.05%
NOW accounts	491,598	1,615	0.33%	444,036	804	0.18%
Money market accounts	1,180,455	41,901	3.55%	883,197	34,303	3.88%
Certificates of deposit and individual retirement accounts	2,057,894	88,786	4.31%	1,859,425	91,756	4.93%
Total interest-bearing deposits	3,859,967	132,879	3.44%	3,302,692	126,923	3.84%
FHLB borrowings	122,057	5,411	4.43%	85,498	4,395	5.14%
Total interest-bearing liabilities	3,982,024	138,290	3.47%	3,388,190	131,318	3.88%
Non-interest-bearing deposits	622,495			568,001
Other non-interest-bearing liabilities	95,872			83,856
Total liabilities	4,700,391			4,040,047
Shareholders' equity	758,284			746,332
Total liabilities and shareholders' equity	$5,458,675			$4,786,379
Net interest income		$197,458			$161,198
Net interest rate spread (1)			2.97%			2.52%
Net interest-earning assets (2)	$1,229,780			$1,182,851
Net interest margin (3)			3.79%			3.53%

Average interest-earning assets to interest-bearing liabilities	130.88%			134.91%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Other investments are comprised of FRB stock, FHLB stock and swap collateral accounts. Short-term investments are comprised of cash and cash equivalents.

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

	Year Ended
	December 31, 2025 vs. 2024
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$41,997	$2,248	$44,245
Securities	1,211	1,444	2,655
Other investments	160	(11)	149
Short-term investments	(1,225)	(2,592)	(3,817)
Total interest-earning assets	42,144	1,088	43,232

Interest-bearing liabilities:
Savings accounts	8	509	517
NOW accounts	94	717	811
Money market accounts	10,210	(2,612)	7,598
Certificates of deposit and individual retirement accounts	16,727	(19,697)	(2,970)
Total interest-bearing deposits	27,039	(21,083)	5,956
FHLB borrowings	1,498	(482)	1,016
Total interest-bearing liabilities	28,537	(21,565)	6,972

Change in net interest income	$13,607	$22,653	$36,260

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

The material one-time pre-tax amounts during the year ended December 31, 2024 were:

◾	Loss on the sale of available-for sale securities amounting to $1.9 million;
◾	Tax expense and a managed endowment contract penalty related to the surrender of BOLI policies of $1.7 million, and;
◾	Defined benefit pension termination expense, amounting to $390,000

The material one-time pre-tax amounts for the year ended December 31, 2023 included:

◾	Needham Bank charitable foundation contribution as a result of the Company’s IPO of $19.1 million;
◾	One-time conversion and IPO-related compensation expense of $7.9 million;
◾	Permanent tax differences as a result of the Company’s IPO of $3.7 million; and
◾	Defined benefit pension termination expense, amounting to $1.9 million

Interest and Dividend Income. Interest and dividend income increased $70.4 million, or 31.7%, to $292.5 million for the year ended December 31, 2024 from $222.2 million for the year ended December 31, 2023, primarily due to a $58.6 million, or 27.6%, increase in interest and fees on loans and a $9.7 million, or 186.9%, increase in interest and dividends cash equivalents and other. The increase in interest and fees on loans was primarily due to an increase of $625.7 million, or 18.1%, in the average balance of the loan portfolio to $4.09 billion for the year ended December 31, 2024 from $3.46 billion for the year ended December 31, 2023 and an increase of 49 basis points in the weighted average yield for the loan portfolio to 6.62% for the year ended December 31, 2024 from 6.13% for the year ended December 31, 2023, reflecting the growth of our commercial and consumer loan portfolios. The increase in interest and dividends cash equivalents and other was primarily due to an increase of $179.5 million, or 251.6%, in the average balance of short-term investments to $250.9 million for the year ended December 31, 2024 from $71.4 million for the year ended December 31, 2023, along with a 104 basis point increase in the average yield on short-term investments.

Average interest-earning assets increased $787.1 million, or 20.8% to $4.57 billion for the year ended December 31, 2024 from $3.78 billion for the year ended December 31, 2023. The yield on interest-earning assets increased 53 basis points to 6.40% for the year ended December 31, 2024 from 5.87% for the year ended December 31, 2023.

Interest Expense. Total interest expense increased $40.9 million, or 45.2%, to $131.3 million for the year ended December 31, 2024 from $90.4 million for the year ended December 31, 2023. Interest expense on deposits increased $50.5 million, or 66.1%, to $126.9 million for the year ended December 31, 2024 from $76.4 million for the year ended December 31, 2023, due to an increase in the average balance of interest-bearing deposits of $600.2 million, or 22.2%, to $3.30 billion for the year ended December 31, 2024 from $2.70 billion for the year ended December 31, 2023 and an increase in the weighted average rate on interest-bearing deposits of 102 basis points to 3.84% for the year ended December 31, 2024 from 2.83% for the year ended December 31, 2023.

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

Net Interest Income. Net interest income was $161.2 million for the year ended December 31, 2024, compared to $131.7 million for the year ended December 31, 2023, representing an increase of $29.5 million, or 22.4%, primarily due to a $787.1 million, or 20.8%, increase in the average balance of interest-earning assets to $4.57 billion for the year ended December 31, 2024 from $3.78 billion for the year ended December 31, 2023 and an increase in the weighted average yield on interest-earning assets of 53 basis points to 6.40% at December 31, 2024 from 5.87% at December 31, 2023. These increases were offset partially by an increase in the weighted average rate on interest-bearing liabilities of 83 basis points to 3.88% for the year ended December 31, 2024 from 3.05% for the year ended December 31, 2023 and an increase in the average balance of interest-bearing liabilities of $426.2 million, or 14.4%, to $3.39 billion for the year ended December 31, 2024 from $2.96 billion for the year ended December 31, 2023.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL, a provision of $12.1 million was recorded for the year ended December 31, 2024, compared to a provision of $13.9 million for the year ended December 31, 2023. The $1.8 million, or 12.7%, decrease in the provision was primarily due to the decrease of the provision for credit losses on unfunded commitments, which decreased $7.0 million, or 166.5%, due to a reduction in unfunded commitments from December 31, 2024 to December 31, 2023. The decrease in the provision for credit losses on unfunded commitments was partially offset by an increase in the provision for credit losses on loans of $5.3 million, or 54.6%, due to the growth in the Company’s loan portfolio and an increase in net charge-offs for the year ended December 31, 2024.

Noninterest Income. Noninterest income decreased $3.8 million, or 24.9%, to $11.5 million for the year ended December 31, 2024 from $15.4 million for the year ended December 31, 2023.

The decrease resulted primarily from a $3.5 million employee retention credit earned during the year ended December 31, 2023 resulting from COVID-19 impacts not recognized during the year ended December 31, 2024, an increase in losses on the sale of AFS securities of $1.9 million during the year ended December 31, 2024 compared to no losses on the sale of AFS securities during the year ended December 31, 2023, partially offset by an increase in the change in the cash surrender value of BOLI of $759,000 and an increase in other income of $600,000 million during the year ended December 31, 2024.

The table below sets forth our noninterest income for the years ended December 31, 2024 and 2023:

	Year ended December 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Customer service fees	$7,784	$7,592	$192	2.53%
Increase in cash surrender value of BOLI	2,269	1,510	759	50.26%
Mortgage banking income	1,023	581	442	76.08%
Swap contract income	1,659	2,153	(494)	(22.94%)
Loss on sale of available-for-sale securities, net	(1,867)	—	(1,867)	100.00%
Employee retention credit income	—	3,452	(3,452)	(100.00%)
Other income	1,692	64	1,628	2543.75%
Total noninterest income	$12,560	$15,352	$(2,792)	(18.19%)

Noninterest Expense. Noninterest expense for the year ended December 31, 2024 was $103.0 million, representing a decrease of $18.3 million, or 15.1%, from $121.3 million for the year ended December 31, 2023. Marketing and charitable contributions expense decreased $19.6 million, or 85.0%, as a result of the $19.1 million contribution to the Needham Bank Charitable Foundation during the year ended December 31, 2023; FDIC and state insurance assessments decreased $1.9 million, or 39.5%, as a result of high capital ratios during the year ended December 31, 2024 compared to the year ended December 31, 2023; salaries and employee benefit expenses decreased $1.1 million, or 1.6%, resulting primarily from a decrease in employee bonus expense of $5.0 million, a decrease in pension expense of $3.0 million as a result of the freezing of the pension plan and a $2.0 million decrease in LTIP expenses during the year ended December 31, 2024; partially offset by an increase in employee compensation of $4.7 million due to increased headcount, a $2.8 million increase in ESOP compensation expense as the ESOP was put into place upon the mutual-to-stock conversion on December 27, 2023, an $832,000 increase in medical and dental benefits and a $549,000 increase in 401(k) match expenses, both primarily a result of increased headcount. These decreases were offset partially by an increase in director and professional service fees of $2.4 million, or 38.0%, primarily a result of increased use of audit, legal and human resources services of $2.2 million during the year ended December 31, 2024 and data processing expenses of $1.5 million, or 20.3%, primarily a result of increased IT infrastructure, debit card servicing, management information systems, deposit servicing systems and electronic banking expenses of $550,000, $341,000, $234,000, $183,000 and $152,000 during the year ended December 31, 2024, respectively.

The table below sets forth our noninterest expense for the years ended December 31, 2024 and 2023:

	Year ended December 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$67,257	$68,344	$(1,087)	(1.59%)
Director and professional service fees	8,601	6,232	2,369	38.01%
Occupancy and equipment expenses	5,580	5,192	388	7.47%
Data processing expenses	9,024	7,500	1,524	20.32%
Marketing and charitable contribution expenses	3,459	23,082	(19,623)	(85.01%)
FDIC and state insurance assessments	2,847	4,707	(1,860)	(39.52%)
General and administrative expenses	6,249	6,287	(38)	(0.60%)
Total noninterest expense	$103,017	$121,344	$(18,327)	(15.10%)

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

Average Balances and Yields. The following tables set forth average consolidated balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. Non-accrual loans were included in the computation of average balances. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums (including purchase accounting adjustments) that are amortized or accreted to interest income or interest expense; such fees, discounts and premiums were not material for the periods presented.

	For the Year Ended
	December 31, 2024			December 31, 2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$4,090,055	$270,764	6.62%	$3,464,365	$212,198	6.13%
Securities	204,323	6,853	3.35%	217,392	4,773	2.20%
Other investments (4)	25,759	1,525	5.92%	30,774	2,134	6.93%
Short-term investments (4)	250,904	13,374	5.33%	71,366	3,060	4.29%
Total interest-earning assets	4,571,041	292,516	6.40%	3,783,897	222,165	5.87%
Non-interest-earning assets	251,402			219,173
Allowance for credit losses	(36,064)			(30,041)
Total assets	$4,786,379			$3,973,029

Interest-bearing liabilities:
Savings accounts	$116,034	60	0.05%	$142,359	72	0.05%
NOW accounts	444,036	804	0.18%	363,571	537	0.15%
Money market accounts	883,197	34,303	3.88%	778,100	20,427	2.63%
Certificates of deposit and individual retirement accounts	1,859,425	91,756	4.93%	1,418,482	55,358	3.90%
Total interest-bearing deposits	3,302,692	126,923	3.84%	2,702,512	76,394	2.83%
FHLB borrowings	85,498	4,395	5.14%	259,478	14,050	5.41%
Total interest-bearing liabilities	3,388,190	131,318	3.88%	2,961,990	90,444	3.05%
Non-interest-bearing deposits	568,001			568,891
Other non-interest-bearing liabilities	83,856			77,028
Total liabilities	4,040,047			3,607,909
Shareholders' equity	746,332			365,120
Total liabilities and shareholders' equity	$4,786,379			$3,973,029
Net interest income		$161,198			$131,721
Net interest rate spread (1)			2.52%			2.82%
Net interest-earning assets (2)	$1,182,851			$821,907
Net interest margin (3)			3.53%			3.48%

Average interest-earning assets to interest-bearing liabilities	134.91%			127.75%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Other investments are comprised of FRB stock, FHLB stock and swap collateral accounts. Short-term investments are comprised of cash and cash equivalents.

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

	Year Ended
	December 31, 2024 vs. 2023
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$40,464	$18,102	$58,566
Securities	(267)	2,347	2,080
Other investments	(321)	(288)	(609)
Short-term investments	9,405	909	10,314
Total interest-earning assets	49,281	21,070	70,351

Interest-bearing liabilities:
Savings accounts	(14)	2	(12)
NOW accounts	132	135	267
Money market accounts	3,050	10,826	13,876
Certificates of deposit and individual retirement accounts	19,667	16,731	36,398
Total interest-bearing deposits	22,836	27,693	50,529
FHLB borrowings	(8,977)	(678)	(9,655)
Total interest-bearing liabilities	13,859	27,015	40,874

Change in net interest income	$35,422	$(5,945)	$29,477

Management of Market Risk

General. The Bank’s most significant form of market risk is interest rate risk as the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our ERM Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our Board of Directors. The ERM Committee meets at least quarterly, is comprised of directors, executive officers and certain members of senior management, and reports to the full Board of Directors on at least a quarterly basis. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

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

The following table sets forth, as of December 31, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2025
Change in Interest Rates	Net Interest Income	Year 1 Change from
(basis points) (1)	Year 1 Forecast	Level
(Dollars in thousands)
400	$257,507	3.3%
300	270,556	8.5%
200	264,733	6.2%
100	258,487	3.7%
Level	249,268	—%
(100)	243,011	(2.5)%
(200)	238,154	(4.5)%
(300)	233,744	(6.2)%
(400)	235,216	(5.6)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2025, we would have experienced a 6.2% increase in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 4.5% decrease in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

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

The following table sets forth, as of December 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase
At December 31, 2025	Estimated	(Decrease) in EVE
Change in Interest Rates (basis points) (1)	EVE (2)	Amount	Percent
(Dollars in thousands)

400	$1,078,203	$(142,828)	(11.7)%
300	1,129,332	(91,699)	(7.5)%
200	1,176,458	(44,573)	(3.7)%
100	1,220,710	(321)	(0.0)%
Level	1,221,031	N/A	—%
(100)	1,246,216	25,185	2.1%
(200)	1,226,763	5,732	0.5%
(300)	1,175,875	(45,156)	(3.7)%
(400)	1,047,660	(173,371)	(14.2)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at December 31, 2025, we would have experienced a 3.7% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.5% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The net interest income and EVE tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates, and actual results may differ. Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits, derivatives and borrowings.

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

At December 31, 2025, we had outstanding borrowings of $196.2 million from the FHLB. At December 31, 2025, we had unused borrowing capacity of $913.7 million with the FHLB. At December 31, 2025 we also had $939.5 million available from the discount window under the BIC program at the FRB of Boston.

Additionally, at December 31, 2025, we had $535.7 million of brokered deposits, and pursuant to our internal liquidity policy, which allows us to utilize brokered deposits up to 25.0% of our total assets, we had an additional capacity of up to approximately $1.22 billion of brokered deposits.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the years ended December 31, 2025 and 2024 included as part of the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2025, the Company and the Bank exceed all of their regulatory capital requirements, and were categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 12 of the notes to consolidated financial statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process on loans we originate. At December 31, 2025, the unfunded portion of construction loans, home equity lines of credit, commercial lines of credit and other lines of credit, along with letters of credit, totaled $1.2 million. Our ACL on these unfunded commitments amounted to $3.3 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2025 totaled $2.5 billion. Management expects that a substantial portion of these time deposits will be retained. However, if a substantial portion of these time deposits are not retained, we may utilize advances from the FHLB or the FRB, brokered deposits or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 8.      Financial Statements and Supplementary Data

(a)(1) Financial Statements

The documents filed as a part of this 10-K are:

(A)	Report of Independence Registered Public Accounting Firm [PCAOB ID 149]
(B)	Consolidated Balance Sheets as of December 31, 2025 and 2024
(C)	Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023
(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
(E)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023
(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
(G)	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NB Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NB Bancorp, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Columbia, South Carolina

March 2, 2026

NB Bancorp, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2025	December 31, 2024
Assets
Cash and due from banks	$325,711	$211,166
Federal funds sold	81,885	152,689
Total cash and cash equivalents	407,596	363,855

Available-for-sale securities, at fair value	268,959	228,205

Loans held for sale, at fair value	66,447	—

Loans receivable, net of deferred fees	5,986,140	4,332,929
Allowance for credit losses	(87,411)	(38,744)
Net loans	5,898,729	4,294,185

Accrued interest receivable	25,390	19,685
Banking premises and equipment, net	46,209	34,654
Non-public investments	33,740	24,364
Bank-owned life insurance ("BOLI")	104,335	102,785
Prepaid expenses and other assets	68,079	58,626
Goodwill	18,512	—
Core deposit intangible	19,303	1,079
Deferred income tax asset, net	48,831	30,299
Total assets	$7,006,130	$5,157,737

Liabilities and shareholders' equity
Deposits
Core deposits	$5,317,853	$3,867,846
Brokered deposits	535,681	309,806
Total deposits	5,853,534	4,177,652
Mortgagors' escrow accounts	5,193	4,549
Federal Home Loan Bank ("FHLB") borrowings	196,235	120,835
Accrued expenses and other liabilities	70,716	65,708
Accrued retirement liabilities	21,520	23,826
Total liabilities	6,147,198	4,392,570

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares
issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized; 45,770,128 issued and outstanding at December 31, 2025 and 42,705,729 shares issued and outstanding at
December 31, 2024	458	427
Additional paid-in capital	458,864	417,247
Unallocated common shares held by the Employee Stock Ownership Plan ("ESOP")	(42,454)	(44,813)
Retained earnings	445,200	400,473
Accumulated other comprehensive loss	(3,136)	(8,167)
Total shareholders' equity	858,932	765,167
Total liabilities and shareholders' equity	$7,006,130	$5,157,737

The accompanying notes are an integral part of these consolidated financial statements.

NB Bancorp, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Year Ended
	December 31,
	2025	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$315,009	$270,764	$212,198
Interest on investment securities	9,508	6,853	4,773
Interest and dividends on cash equivalents and other	11,231	14,899	5,194
Total interest and dividend income	335,748	292,516	222,165

INTEREST EXPENSE
Interest on deposits	132,879	126,923	76,394
Interest on borrowings	5,411	4,395	14,050
Total interest expense	138,290	131,318	90,444

NET INTEREST INCOME	197,458	161,198	131,721

PROVISION FOR CREDIT LOSSES
Provision for credit losses - loans	4,677	14,934	9,657
(Release of) provision for credit losses - unfunded commitments	(24)	(2,811)	4,228
Total provision for credit losses	4,653	12,123	13,885

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	192,805	149,075	117,836

NONINTEREST INCOME
Customer service fees	10,505	7,784	7,592
Increase in cash surrender value of BOLI	3,293	2,269	1,510
Mortgage banking income	53	1,023	581
Swap contract income	1,497	1,659	2,153
Loss on sale of available-for-sale securities, net	—	(1,867)	—
Employee retention credit income	—	—	3,452
Other income	852	1,692	64
Total noninterest income	16,200	12,560	15,352

NONINTEREST EXPENSE
Salaries and employee benefits	77,492	67,257	68,344
Director and professional service fees	10,510	8,601	6,232
Occupancy and equipment expenses	6,557	5,580	5,192
Data processing expenses	11,512	9,024	7,500
Marketing and charitable contribution expenses	3,837	3,459	23,082
FDIC and state insurance assessments	3,374	2,847	4,707
Merger and acquisition expenses	17,265	—	—
General and administrative expenses	7,327	6,249	6,287
Total noninterest expense	137,874	103,017	121,344

INCOME BEFORE TAXES	71,131	58,618	11,844

INCOME TAX EXPENSE	20,829	16,469	2,019

NET INCOME	$50,302	$42,149	$9,825

Weighted average common shares outstanding, basic	37,409,219	39,389,829	42,018,229
Weighted average common shares outstanding, diluted	37,626,188	39,389,829	42,018,229
Earnings per share, basic	$1.34	$1.07	$0.23
Earnings per share, diluted	$1.34	$1.07	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

NB Bancorp, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

	For the Year Ended
	December 31,
	2025	2024	2023
NET INCOME	$50,302	$42,149	$9,825

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net change in fair value of available-for-sale securities	4,750	3,541	2,811
Net change in other comprehensive income for director pension plan	(683)	189	(76)
Net change in fair value of cash flow hedge	964	—	(231)
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX:	5,031	3,730	2,504
TOTAL COMPREHENSIVE INCOME, NET OF TAX	$55,333	$45,879	$12,329

The accompanying notes are an integral part of these consolidated financial statements.

NB Bancorp, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in thousands)

	For the Year Ended
	Shares of			Unallocated		Accumulated
	Common		Additional	Common		Other
	Stock		Paid-In	Stock Held by	Retained	Comprehensive
	Outstanding	Common Stock	Capital	ESOP	Earnings	Income (Loss)	Total
Balance, December 31, 2022	—	$—	$—	$—	$358,466	$(14,401)	$344,065
Adoption of ASU 2016-13	—	—	—	—	(2,118)	—	(2,118)
Net income	—	—	—	—	9,825	—	9,825
Other comprehensive income, net of tax	—	—	—	—	—	2,504	2,504
Proceeds of stock offering and issuance of common shares (net of costs of $9,600)	40,997,500	410	399,965	—	—	—	400,375
Issuance of common shares donated to Needham Bank Charitable Foundation	1,708,229	17	17,065	—	—	—	17,082
Purchase of common shares by the ESOP (1,000,000 shares)	—	—	—	(13,774)	—	—	(13,774)
Balance, December 31, 2023	42,705,729	$427	$417,030	$(13,774)	$366,173	$(11,897)	$757,959
Adoption of ASU 2023-02	—	—	—	—	(7,849)	—	(7,849)
Net income	—	—	—	—	42,149	—	42,149
Other comprehensive income, net of tax	—	—	—	—	—	3,730	3,730
Net costs from stock offering and issuance of common shares	—	—	(225)	—	—	—	(225)
Purchase of common shares by the ESOP (2,416,458 shares)	—	—	—	(33,397)	—	—	(33,397)
ESOP shares committed to be released (170,823 shares)	—	—	442	2,358	—		2,800
Balance, December 31, 2024	42,705,729	$427	$417,247	$(44,813)	$400,473	$(8,167)	$765,167
Net income	—	—	—	—	50,302	—	50,302
Other comprehensive income, net of tax	—	—	—	—	—	5,031	5,031
Repurchase of common shares under share repurchase plans	(4,163,808)	(41)	(77,084)	—	—	—	(77,125)
Restricted stock awards issued	1,284,525	13	(13)	—	—	—	—
Shares of common stock issued for Provident acquisition	5,943,682	59	114,595	—	—	—	114,654
Stock-based compensation	—	—	2,910	—	—	—	2,910
ESOP shares committed to be released (170,823 shares)	—	—	1,209	2,359	—	—	3,568
Dividends declared and paid	—	—	—	—	(5,575)	—	(5,575)
Balance, December 31, 2025	45,770,128	$458	$458,864	$(42,454)	$445,200	$(3,136)	$858,932

The accompanying notes are an integral part of these consolidated financial statements.

NB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,302	$42,149	$9,825
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of available-for-sale securities	(291)	(336)	(240)
Loss on sale of available-for-sale securities, net	—	1,867	—
Amortization of core deposit intangible	576	149	149
Provision for credit losses	4,653	12,123	13,885
Loan hedge fair value adjustments, including amortization	140	130	161
Change in net deferred loan origination fees	1,337	1,386	4,419
Mortgage loans originated for sale	(6,525)	(14,137)	(2,400)
Proceeds from sale of mortgage loans held for sale	8,860	23,934	2,405
Write down on consumer loans transferred to held for sale	517	—	—
Gain on sale of mortgage loans	(165)	(293)	(5)
Depreciation and amortization expense	3,022	2,815	2,678
Gain from BOLI death benefit	(25)	—	—
Increase in cash surrender values of BOLI	(3,268)	(2,269)	(1,510)
Deferred income tax expense (benefit)	3,330	(10,255)	(7,720)
ESOP expense	3,568	2,800	—
Stock-based compensation	2,910	—	—
Changes in operating assets and liabilities:
Accrued interest receivable	(1,144)	(2,401)	(6,462)
Prepaid expenses and other assets	5,123	(6,543)	8,177
Accrued expenses and other liabilities	(8,874)	(12,527)	22,138
Accrued retirement liabilities	(3,254)	4,596	7,399

NET CASH PROVIDED BY OPERATING ACTIVITIES	60,792	43,188	52,899

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and purchases, net of repayments	(505,958)	(463,928)	(882,960)
Purchases of available-for-sale securities	(101,500)	(142,985)	(43,590)
Proceeds from sales of available-for-sale securities	23,963	27,444	—
Proceeds from maturities, calls and paydowns of available-for-sale securities	67,475	80,120	103,585
Recoveries of loans previously charged off	2,264	623	924
Net change in non-public investments	(2,649)	4,220	(6,716)
Acquisition, net of cash and cash equivalents acquired	(48,120)	—	—
Proceeds from BOLI death benefit	128	—	—
Proceeds from surrender (purchases) of BOLI policies	48,764	(50,000)	—
Purchases of banking premises and equipment	(3,417)	(1,938)	(2,865)

NET CASH USED IN INVESTING ACTIVITIES	(519,050)	(546,444)	(831,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	540,120	790,325	500,665
Net change in mortgagors' escrow accounts	4	320	165
Net proceeds (costs) from stock offering and issuance of common shares	—	(225)	417,457
Purchase of common shares held by ESOP	—	(33,397)	(13,774)
Repurchase of common shares under share repurchase plans	(77,125)	—	—
Dividends declared and paid	(5,575)	—	—
(Decrease) increase in FHLB borrowings, net	44,575	(162,503)	(9,744)

NET CASH PROVIDED BY FINANCING ACTIVITIES	501,999	594,520	894,769

NET CHANGE IN CASH AND CASH EQUIVALENTS	43,741	91,264	116,046

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	363,855	272,591	156,545

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$407,596	$363,855	$272,591

	For the Year Ended December 31,
	2025	2024	2023

Supplemental disclosure of cash paid during the period for:
Interest	$143,283	$128,348	$88,746
Income taxes:
U.S. Federal	900	5,800	704
Massachusetts	4,425	6,500	4,080
Jurisdictions below 5 percent of total income taxes paid, net of refunds	739	792	7

Supplemental disclosure of non-cash transactions:
Cumulative effect adjustment of adoption of ASC 326, net of income taxes	$—	$—	$(2,118)
Cumulative effect adjustment of adoption of ASU 2023-02, net of income taxes	—	7,849	—
Initial recognition of operating lease right of use assets and lease liabilities	2,662	—	—
Increase in operating lease right of use assets and lease liabilities resulting from lease modifications	2,732	—	—
Unrealized gains on available-for-sale securities	6,355	4,850	3,740
Unrealized holding losses (gains) on cash flow hedge	1,284	—	(321)
Mortgage loans transferred to loans held for sale	2,244	9,504	—
Consumer loans transferred to loans held for sale	66,964	—	—
Unrealized pension losses (gains) from director pension plan	948	(262)	106
Restricted stock awards granted	13	—	—
Fair value of assets acquired in Provident Acquisition, net of cash	1,320,001	—	—
Fair value of liabilities assumed in Provident Acquisition	1,175,739	—	—
Goodwill from Provident Acquisition	18,512	—	—
Common stock issued for Provident Acquisition	114,654	—	—

The accompanying notes are an integral part of these consolidated financial statements.

NB Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 – Organization, Activities and Significant Accounting Policies

Corporate Structure and Nature of Operations

NB Bancorp, Inc., a Maryland corporation (the “Company”), is a bank holding company. Through its wholly-owned subsidiary, Needham Bank (the “Bank”), the Company provides a variety of banking services, through its full-service bank branches, located primarily in eastern Massachusetts and southern New Hampshire.

The activities of the Company and the Bank are subject to the regulatory supervision of the Board of Governors of the Federal Reserve System and the Massachusetts Commissioner of Banks. The Company and the activities of the Bank and its subsidiaries are also subject to various Massachusetts business and banking regulations.

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) as set forth by the Financial Accounting Standards Board (“FASB”) and its Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) as well as the rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under the authority of federal securities laws. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and entities in which it holds a controlling financial interest through being the primary beneficiary or through holding a majority of the voting interest. All intercompany accounts and transactions have been eliminated in consolidation.

Certain previously reported amounts have been reclassified to conform to the current year's presentation.

Operating Segments

Reportable segments are those revenue producing components for which separate financial information is produced internally and which are subject to evaluation by the chief operating decision maker (“CODM”). The Company has determined that its CODM is its Chief Executive Officer. The Company has one reportable segment: its banking business, which consists of a full range of banking lending, savings, and small business offerings. The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as net income reported in the Company’s consolidated statements of income and other comprehensive income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statements of income and other comprehensive income.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ACL on loans, fair value determination of acquired assets and liabilities and resulting accretion and amortization of purchase accounting premiums/discounts, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of deferred tax assets, actuarial estimates related to the Company’s retirement programs, the valuation of financial instruments and impairment of goodwill and other intangibles. In connection with the determination of the ACL and foreclosed real estate, management obtains independent appraisals for significant properties.

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

While management uses currently available information to recognize losses on loans and foreclosed real estate, future additions to the ACL and valuation reserves on foreclosed real estate may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL on loans and valuation reserves on foreclosed real estate. Such agencies may require the Company to recognize additions to the ACL on loans and valuation reserves on foreclosed real estate based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the ACL on loans and valuation reserves on foreclosed real estate may change in the near future.

Summary of Significant Accounting Policies

Cash and Cash Equivalents – For purposes of the consolidated balance sheet and consolidated statement of cash flows, cash and cash equivalents include cash and due from banks, short-term investments, and federal funds sold deposited in other financial institutions that mature within ninety days.

Available-for-Sale (“AFS”) Securities – The Company evaluates the fair value and credit quality of its AFS securities portfolio on a quarterly basis. In the event the fair value of a security falls below its amortized cost basis, the security is evaluated to determine whether the decline in value was caused by changes in market interest rates or the security’s credit quality. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance of any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an ACL, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income. Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes an AFS security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2025, and 2024, there was no ACL related to the AFS securities portfolio. Accrued interest receivable on AFS securities totaled $1.8 million and $1.6 million at December 31, 2025 and 2024, respectively, and was excluded from the estimate of credit losses.

For AFS securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.

If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings through an ACL. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors.

Purchase premiums and discounts are recognized in interest income on investment securities, using the interest method, to arrive at periodic interest income at a constant effective yield, thereby reflecting the securities' market yield. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Such gains and losses are recognized within non-interest income in the consolidated statements of income.

Loans Held for Sale – Loans held for sale to the secondary market are carried at the lower of cost or estimated market value on an individual loan basis. Gains on sales of loans are recognized in the consolidated statements of income at the time of sale. Losses on sales of loans are recognized in the consolidated statements of income when incurred. Interest income is recognized on loans held for sale between the time the loan is funded and the loan is sold. Direct loan origination costs and fees are deferred upon origination and are recognized in the consolidated statements of income on the date of sale. As of December 31, 2025, the Company had $66.4 million of loans held for sale, all of which were consumer loans. The Company had no loans held for sale at December 31, 2024.

Loans Receivable and ACL – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported as held for investment at their outstanding principal balance adjusted for any charge-offs and net of any deferred fees (including purchase accounting adjustments) and origination costs (collectively referred to as “amortized cost”). Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of yield using the payment terms required by the loan contract. When loans are sold or repaid, any unamortized fees and costs are recorded to interest income on loans. Interest income on loans is accrued based upon the daily principal amount outstanding except for loans on non-accrual status. For acquired loans with no signs of credit deterioration at acquisition, interest income is also accrued based upon the daily principal amount outstanding, adjusted further by the accretion of any discount or amortization of any premium associated with the loan.

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

When cash payments are received, they are applied to principal first, then to accrued interest. It is the Company’s policy not to record interest income on nonaccrual loans until principal has become current. In certain instances, accruing loans that are past due 90 days or more as to principal or interest may not go on nonaccrual status if the Company determines that the loans are well-secured and are in the process of collection. In accordance with ASC 326, the Company elected to exclude accrued interest from the amortized cost basis in its determination of the ACL on loans, and will instead reverse accrued but unpaid interest through interest income in the period in which the loan is placed on nonaccrual status. Accrued interest receivable on loans amounted to approximately $23.6 million and $18.1 million as of December 31, 2025 and 2024, respectively.

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

Management’s determination of the adequacy of the ACL under ASC 326 is based on an evaluation of the composition of the loan portfolio, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The Company uses a third-party CECL model as part of its estimation of the ACL on a quarterly basis. Loans with similar risk characteristics are collectively assessed within pools (or segments). Loss estimates within the collectively assessed population are based on a combination of pooled assumptions and loan-level characteristics. The Company has determined that using federal call codes is an appropriate loan segmentation methodology, as it is generally based on risk characteristics of a loan’s underlying collateral. Using federal call codes also allows the Company to utilize and assess publicly available external information when developing its estimate of the ACL. The weighted average remaining maturity (“WARM”) method is the primary credit loss estimation methodology used by the Company and involves estimating future cash flows and expected credit losses for pools of loans using their expected remaining WARM.

During the year ended December 31, 2025, as part of management’s annual analysis of prepayment speeds, the historical prepayment speed analysis of the purchased consumer loans portfolio used in the ACL calculation was enhanced, transitioning from a lifetime analysis to a month-over-month analysis. The resulting Other Consumer loans prepayment speed forecast dropped from 16.8% to 10.1% and resulted in a $1.3 million increase in the quantitative value of the Other Consumer Loans ACL.

In applying future economic forecasts, the Company utilizes a forecast period of up to two years. The Company considers economic forecasts of inflation, national gross domestic product, and unemployment rates sourced from the Federal Open Market Committee’s “Summary of Economic Projections” to inform the model for future loss estimation.

Additionally, interest rate forecasts sourced from CME Group’s “FedWatch”, Wells Fargo’s “U.S. Economic Outlook,” and FHN Financial’s “Economic Forecast” publications are used for consideration of rate sensitivity in the model’s loan prepayment speed estimation. Historical loss rates used in the quantitative model are primarily derived using both the Bank’s data and peer bank data obtained from publicly available sources (i.e., federal call reports). The Bank’s peer group is comprised of financial institutions of relatively similar size and in similar markets (i.e., $10 billion or less of total assets and headquartered in New England). Management also considers qualitative adjustments when estimating credit losses to take into account the model’s quantitative limitations.

Management continually assesses the peer group and related data used to inform the ACL calculation.

During the year ended December 31, 2025, the peer group used for certain loan segments was changed during the year including the use of a national peer group for some segments, where appropriate. The changes did not have a material impact on the ACL during the year ended December 31, 2025.

Qualitative adjustments to quantitative loss factors, either negative or positive, may include considerations of economic conditions including economic forecasts as detailed above, volume and severity of past due loans, value of underlying collateral, experience, depth, and ability of management, and concentrations of credit.

For those loans that do not share similar risk characteristics, the Company evaluates the ACL needs on an individual (or loan by loan) basis. This population of individually evaluated loans (or loan relationships with the same primary source of repayment) is determined on a quarterly basis and consists of: loans with a risk rating of substandard or worse or loan terms differing significantly from other pooled loans. In accordance with the Company’s policy, non-accrual residential real estate loans that are below $500,000 and well secured (loan-to-value <60%) are excluded from being individually evaluated. Measurement of credit loss is based on the expected future cash flows of an individually evaluated loan, discounted at the loan’s effective interest rate, or measured on an observable market value, if one exists, or the estimated market value of the collateral underlying the loan, discounted to consider estimated costs to sell the collateral for collateral-dependent loans. If the net value is less than the loan’s amortized cost, a specific reserve in the ACL is recorded, which is charged-off in the period when management believes the loan balance is no longer collectible.

The Company’s Troubled Asset Resolution Committee approves the key methodologies and assumptions, as well as the ACL on at least a quarterly basis. While management uses available information at the time of estimation to determine expected credit losses on loans, future changes in the ACL may be necessary based on changes in portfolio composition, portfolio credit quality, and/or economic conditions. In addition, bank regulatory agencies periodically review the Bank’s ACL and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Collateral-dependent Loans – The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral-dependent loans:

●	Commercial real estate and multifamily loans may be secured by either owner-occupied commercial real estate or non-owner-occupied investment commercial real estate. Typically, owner-occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties occupied by operating companies. Repayment is generally from the cash flows of the business occupying the property. Non-owner-occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
●	Commercial and industrial loans may be secured by non-real estate collateral such as accounts receivable, inventory, equipment, or other similar assets. Enterprise value is defined as imputed value for the entire underlying business. To determine an appropriate range of enterprise value, management relies on a standardized set of valuation methodologies that take into account future projected cash flows, market-based multiples, as well as, asset values. Valuations involve both quantitative and qualitative considerations and professional judgments concerning differences in financial and operating characteristics in addition to other factors that may impact values over time.
●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Home equity lines of credit are generally secured by second mortgages on residential real estate property.

●	Consumer loans are generally secured by boat and recreational vehicles, automobiles, solar panels and other personal property. Some consumer loans are unsecured, have no underlying collateral, and would not be considered collateral-dependent.
●	Warehouse loans are primarily facility lines to non-bank mortgage origination companies. The underlying collateral of these loans are residential real estate loans.

Purchased Credit-Deteriorated (“PCD”) Loans - PCD loans are acquired individual loans (or acquired groups of loans with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality, as determined by the Company’s analyses. A PCD loan is recorded at its purchase price plus the ACL expected at the time of acquisition, or “gross up” of the amortized cost basis, if any. Changes in the current estimate of the ACL subsequent to acquisition from the estimated allowance previously recorded are recognized in the income statement as provision for credit losses or recoveries of credit losses in subsequent periods as they arise. Evidence that purchased loans, measured at amortized cost, have more-than-insignificant deterioration in credit quality and, therefore meet the PCD definition, may include past-due status, non-accrual status, risk rating and other standard indicators (i.e., modification due to financial difficulty, charge-offs, bankruptcy).

In November 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans, which amended the presentation requirements for loans acquired in a business combination that are accounted for under the credit loss standard in ASC 326. Loans acquired in a business combination that are accounted for as PCD assets are presented on the consolidated balance sheet at their amortized cost basis gross of the related allowance for credit losses (“ACL”). The ACL established at acquisition is presented separately as a valuation allowance. The same gross presentation model applies to certain PSLs, where applicable.

Modified Loans – ASU 2022-02 eliminated the concept of troubled debt restructurings (“TDRs”) from the accounting standards and also requires additional disclosures for certain loan modifications and disclosures of gross charge-offs by year of origination. Specifically, loan modification disclosures must be made for modifications of existing loans to borrowers who were experiencing financial difficulties at the time of the modification. The modification type must include a direct change in the timing or amount of a loan’s contractual cash flows. The additional disclosures are applicable to situations where there is: principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or any combination thereof.

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

Impairment of Long-Lived Assets – The Company tests long-lived assets for impairment whenever circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

Non-Public Investments – Investments in mutually-owned banking organizations (Depositors Insurance Fund, Federal Home Loan Bank and Federal Reserve Bank), cooperative organizations (Connecticut On-Line Computer Center “COCC”), and non-controlling interests in privately-held companies (Jassby, Reinventure Capital, Cross Capital and LearnLaunch Fund), have no quoted market values and are carried at original cost, less any estimated impairment. Interest and dividends on these investments are recognized as earned or when dividends are declared. The Company reviews the above-mentioned stock for impairment based on the ultimate recoverability of their cost. As of December 31, 2025 and 2024, there was no ACL related to these non-public investments.

LIHTC partnerships are accounted for using the equity method of accounting, whereby the Company amortizes the investment through the term of the investment as a component of general and administrative expenses in the consolidated statements of income. LIHTC partnerships constitute variable interest entities, which are not consolidated into the Company as there are separate managing members who control and operate the entity.

Investments in solar energy programs are accounted for under the proportional amortization method of accounting and constitute variable interest entities, which are not consolidated into the Company as there are separate managing members who control and operate the entity.

Bank Owned Life Insurance (“BOLI”) - The Company holds BOLI on the lives of certain participating executives and as a result of mergers and acquisitions. The amount reported as an asset on the consolidated balance sheet is the sum of the cash surrender values reported to the Company by the various insurance carriers.

Business Combinations – Acquisitions of businesses are accounted for using the acquisition method of accounting. In accordance with applicable accounting guidance, we recognize assets acquired and liabilities assumed at their respective fair values as of the date of acquisition, with the related transaction costs expensed in the period incurred. We use third party valuation specialists to assist in the determination of fair value of certain assets and liabilities at the merger date, including loans and core deposit intangibles. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed on the acquisition date, the estimates are inherently uncertain.

For further discussion of our methodology for estimating the fair value of acquired assets and assumed liabilities in connection with our Provident Acquisition, see Note 2, “Acquisition”.

Goodwill and Other Intangible Assets - Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business acquisition. Other intangible assets represent acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights, or because the asset is capable of being sold or exchanged either on its own, or in combination with a related contract, asset, or liability.

The Company evaluates goodwill for impairment at least annually, or more often if warranted, using a qualitative assessment. If the qualitative assessment indicates potential impairment, management will perform a quantitative impairment test. The quantitative impairment test compares the book value to the fair value of each reporting segment. If the book value exceeds the fair value, an impairment is charged to net income. Management has identified one reporting segment for purposes of testing goodwill for impairment: the banking business.

Other intangible assets, all of which are definite-lived, are stated at cost, less accumulated amortization. The Company evaluates other intangible assets for impairment at least annually, or more frequently based on specific events or changes in circumstances. The Company considers factors including, but not limited to, changes in legal factors and business climate that could affect the value of the intangible asset. Any impairment losses are charged to net income. The Company amortizes other intangible assets over their respective estimated useful lives. The estimated useful lives of core deposit intangible assets are ten years. The Company reassesses the useful lives of other intangible assets at least annually, or more frequently based on specific events or changes in circumstances.

Derivative Instruments and Hedging Activities – The Company follows ASC Topic 815, “Derivatives and Hedging”, with regard to disclosure requirements for derivatives and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Qualitative disclosures explain the Company’s objectives and strategies for using derivatives, and quantitative disclosures are made regarding the fair value of, and gains and losses on, derivative instruments, and about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company reports all derivatives on its consolidated balance sheet at fair value.

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting (i.e. effectiveness).

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

Other Real Estate Owned (“OREO”) – Properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure are classified as OREO. Real estate formally acquired in settlement of loans are recorded at the lower of the carrying value of the loan or the fair value of the property received. Losses arising from the acquisition of such properties are charged against the ACL. Operating expenses and any subsequent provisions to reduce the carrying value to fair value less costs to sell are charged to current period earnings. In periods of declining real estate values, this accounting treatment would result in additional charges to OREO expense. Gains and losses upon disposal are reflected in earnings as realized.

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

Comprehensive Income – Under U.S. GAAP, "comprehensive income" is defined as the change in equity during a period due to transactions, events and circumstances arising from non-owner sources. Comprehensive income includes net income under U.S. GAAP as well as "other comprehensive income” (“OCI”), which consists of items that are excluded from net income and reported as changes in separate components of equity as required by other accounting standards. The Company's OCI consists of unrealized gains and losses on available-for-sale investment securities (see Note 3), unrealized gains and losses on cash flow hedges (see Note 15) and unrecognized pension costs (see Note 10). The Company presents the components of OCI in a separate consolidated statement of comprehensive income.

Fair Value Measurements – The Company follows the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, for assets and liabilities that are measured and recorded at fair value, and to determine fair value disclosures. This standard defines fair value and establishes a framework for measuring fair value. This standard applies to certain other existing accounting pronouncements that require or permit fair value measurements (see Note 14).

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

Under ASC Topic 606, depending on the terms of a contract with a customer, revenues are either recognized at a point in time when a performance obligation is satisfied, or over time, as satisfaction of a performance obligation progresses. ASC Topic 606 does not apply to customer contracts that are within the scope of other accounting standards, such as financial instruments and their transfer and servicing. As such, ASC Topic 606 does not apply to the Company’s interest income on loans, investment income, sale of financial assets and related mortgage banking and servicing income.

Revenues from contracts with customers that are subject to the principles of ASC Topic 606 are included in noninterest income under the customer service fees category in the Company’s consolidated statements of income. The following is a summary of such revenues from contracts with customers for the years ended December 31:

	2025	2024	2023

	(in thousands)
ATM and interchange income, net of related expenses	$2,562	$1,978	$1,334
Non-sufficient funds ("NSF") and overdraft fees	709	614	527
Other customer service fees	7,234	5,192	5,731
Total	$10,505	$7,784	$7,592

ATM and interchange income are reported net of directly related expenses and are recognized by the Company when customers use their ATM/debit cards issued by the Company through a third-party payment network. NSF and overdraft fees represent fees charged to customers to cover or protect customer transactions in case of insufficient customer funds. Other customer service fees are primarily comprised of fees on cash management services, deposit account maintenance fees, wire transfer fees, certain loan prepayment fees and investment advisory fees.

Transaction based fees are recognized at the time of the transaction while account maintenance and protection fees are both charged and recognized on a periodic basis. In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and service requirements are generally explicitly identified in the associated contracts and consist of a single performance obligation.

Employee Benefit Plans:

Director Pension Plan – The Company maintains a director defined benefit pension plan which covers members of the board of directors who were in service prior to 2023, upon meeting specific qualifications. Pension expense under this plan is charged to current operations and consists of several components of net periodic pension cost based on various actuarial assumptions regarding future expense under the plans. The Company recognizes the over-funded or under-funded status of a defined benefit plan as an asset or liability on its consolidated balance sheet and it recognizes changes in the funded status of the plan in the year in which the changes occur. The funded status of a plan is measured as the difference between the fair value of plan assets and the “projected benefit obligation” (“PBO”) at the consolidated financial statement date. The unrecognized prior service costs, net actuarial gains and accounting transition obligation are reflected as OCI. The changes in the plan’s funded status are recognized as charges or credits to OCI to the extent that they are not required to be recognized as components of “net periodic pension cost” in net income (see Notes 10 and 16). Effective December 31, 2024, the director pension plan was frozen and participants no longer accrue additional retirement benefits.

Employee Pension Plan – The Company provided pension benefits for substantially all employees through membership in the Co-operative Banks Employees Retirement Association (“CBERA”). The Plan was accounted for as a multi-employer, noncontributory, defined benefit pension plan. Company employees became eligible after attaining age 21 and completing one year of service, and benefits become fully vested after six years of eligible service. Effective April 1, 2018, future eligibility for new Company employees to participate in the plan was frozen. Effective December 31, 2023, the Plan was frozen and participants no longer accrue additional retirement benefits (see Note 10). The Plan was terminated and fully liquidated in 2025.

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

The loan receivable from the ESOP is not reported as an asset nor is the Company’s guarantee to fund the ESOP reported as a liability on the Company’s consolidated balance sheet. The employees of the Bank are the participants in the ESOP. Dividends paid and earnings on unallocated shares are used to repay the loan to the Company.

Share-Based Compensation – The Company measures share-based compensation on the grant date fair value on a straight-line basis over the vesting period during which an employee is required to provide services in exchange for the award; the requisite service period. The Company uses various pricing models to estimate the fair value of stock awards granted. The Company measures the fair value of restricted stock awards using the grant-date fair value, which reflects the 10-day volume-weighted average price of our common stock, on the date of the grant. The Company records compensation expense equal to the grant date fair value of the Company’s restricted stock with a corresponding increase in equity. Reductions in compensation expense associated with forfeited awards are accounted for as incurred. Upon vesting, the fair value of the award in excess of recorded expense is recognized as a component of income tax expense.

Advertising Costs – The Company participates in certain advertising activities to attract more customers. The advertising costs of the Company are expensed in the period incurred and included in the noninterest expense section of the consolidated statements of income under the category marketing and charitable contribution expenses.

The Company’s advertising expenses were $3.3 million, $3.0 million and $2.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

In accordance with U.S. GAAP, management assesses the likelihood that tax positions taken will be sustained upon examination based on their technical merit, considering the facts, circumstances and information available at the end of each period. The Company recognizes the effects of significant income tax positions taken on tax returns only if the positions are “more likely than not” to be sustained upon examination by the taxing authorities. Positions taken on tax returns that do not meet that threshold are not recognized in the Company’s provisions for income taxes. The measurement of uncertain tax positions is adjusted when new information is available, or when an event occurs that requires a change. The Company’s policy is to analyze its tax positions for all open tax years. Interest and penalties, if any, associated with uncertain tax positions, are classified as additional income tax expense in the consolidated statements of income (see Note 11).

Common Share Repurchases – Shares repurchased by the Company under our share repurchase program have been classified as authorized but unissued shares. The cost of shares repurchased by the Company has been accounted for as a reduction to common stock and additional paid in capital on the consolidated statement of changes in stockholders’ equity. Maryland corporation law calls for repurchased shares to be classified as authorized but unissued shares. U.S. GAAP states that the accounting for share repurchases shall conform to state law where applicable.

Earnings Per Share – Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. ESOP shares committed to be released are considered to be outstanding for purposes of the earnings per share computation.

ESOP shares that have not been legally released, but that relate to employee services rendered during an accounting period (interim or annual) ending before the related debt service payment is made, are considered committed to be released.

Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding restricted stock awards and are determined using the treasury stock method.

Subsequent events – Management has reviewed all events through the date the consolidated financial statements were filed with the SEC and concluded that no other events required any adjustment to the balances presented or disclosures.

Reclassifications – Certain prior period balances in the consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on prior year net income or shareholders’ equity.

Note 2 –Acquisition

Provident Bancorp, Inc. and BankProv Acquisition

On November 15, 2025, the Company completed its acquisition of Provident Bancorp, Inc. and BankProv (“Provident”). The total consideration paid in the acquisition of Provident was $111.8 million in cash and the issuance of 5,943,682 shares of common stock valued at $114.7 million. The acquisition added $1.40 billion of total assets, $1.18 billion of total net loans and $1.14 billion in total deposits, each at fair value, as of the date of closing.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under this method of accounting, the respective assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of consideration paid over the estimated fair value of the net assets acquired totaled $18.5 million and was recorded as goodwill. The results of Provident’s operations were included in the Company’s consolidated financial statements beginning on November 15, 2025.

The calculation of goodwill is subject to change for up to one year after the closing date of the transaction as additional information relative to closing date estimated and uncertainties becomes available. As the Company finalizes its analysis of these assets and liabilities, there may be adjustments to the recorded carrying values.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition from Provident:

Net Assets Acquired at Fair Value
(In thousands)
Assets
Cash and due from banks	$63,724
Available-for-sale securities, at fair value	24,046

Net loans receivable, at fair value	1,176,212

Accrued interest receivable	4,561
Banking premises and equipment, net	11,160
Non-public investments	6,727
Bank-owned life insurance ("BOLI")	47,149
Prepaid expenses and other assets	7,824
Goodwill	18,512
Core deposit intangible	18,800
Deferred income tax asset, net	23,522
Total assets acquired	$1,402,237

Liabilities and shareholders' equity
Deposits
Core deposits	$1,015,762
Brokered deposits	120,000
Total deposits	1,135,762
Mortgagors' escrow accounts	640
FHLB borrowings	30,825
Accrued expenses and other liabilities	8,512
Total liabilities assumed	1,175,739
Purchase Price	$226,498

Fair Value Measurement of Assets Acquired and Liabilities Assumed

The methods used to determine the fair value of the assets acquired and liabilities assumed in the Provident acquisition were as follows:

AFS Securities

The estimated fair values of the AFS securities, primarily comprised of U.S. Government agency mortgage-backed securities, collateralized mortgage obligations, Small Business Administration (“SBA”) pooled securities, and municipal bonds carried on Provident’s consolidated balance sheet, was confirmed using open market pricing provided by independent securities brokers. Based upon management’s determination, a fair value adjustment of $465,000, reflecting a net discount, was recorded on the acquired AFS securities and reflects the net unrealized loss position of such securities at the date of acquisition. AFS securities acquired were sold in their entirety on the date of acquisition.

Loans

Loans acquired in the Provident acquisition were recorded at fair value, and there was no carryover of the ACL. The fair value of loans acquired from Provident was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. Management retained a third-party valuation specialist to assist with the determination of the fair value of loans acquired, the results of which were reviewed by management.

Loans acquired in a business combination that are accounted for as PCD assets are presented on the consolidated balance sheet at their amortized cost basis gross of the related allowance for credit losses (“ACL”). The ACL established at acquisition is presented separately as a valuation allowance. The same gross presentation model applies to certain PSLs, where applicable.

A fair value adjustment of $83.3 million was recorded on the loans acquired in the acquisition, comprised of PCD reserves of $42.3 million, PSL reserves of $7.9 million and fair value marks of $33.1 million, and was due primarily to anticipated credit loss, as well as considerations for market interest rates.

A portion of the acquired loans exhibited evidence of more-than-insignificant deterioration in credit quality since origination and thus were reviewed to determine if any loans would be deemed PCD. The following is a summary of the PCD loans identified as a result of the review performed as of the date acquired:

As of November 15, 2025
(In thousands)
Gross amortized cost basis at acquisition	$126,155
ACL on PCD loans	(42,319)
Discount (other than credit losses)	(6,261)
Purchase price of PCD loans at acquisition, at fair value	$77,575

Premises and Equipment

The Company acquired 7 branches from Provident as of the date of closing, three of which were owned premises. The fair value of properties acquired was derived by valuations prepared by an independent third party utilizing a combination of the cost approach and the sales comparison approach.

Leases

As part of the Provident acquisition the Company added four lease obligations. The Company recorded a $3.7 million right-of-use asset and lease liability for these lease obligations.

Goodwill

The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required.

Goodwill will be evaluated annually for impairment. For tax purposes, goodwill is amortized over 15 years and that amortization is deductible.

Core Deposit Intangible (“CDI”)

The fair value of the core deposit intangible was determined based on a discounted cash flow analysis using a discount rate commensurate with market participants. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available thorough wholesale borrowing rates and national brokered certificate of deposit offering rates. The projected cash flows were developed using projected deposit attrition rates. Management retained a third-party valuation specialist to assist with the determination of projected cash flows, the results of which were reviewed by management. The core deposit intangible totaled $18.8 million and is being amortized on the sum-of-the-years digits basis over its estimated useful life of approximately 10 years.

BOLI

Provident’s BOLI cash surrender value was $47.1 million with no fair value adjustment.

Certificates of Deposits

Provident’s certificates of deposit were $157.4 million with no fair value adjustment, which would have represented a discount from the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar-term certificates of deposit, but was determined to be immaterial.

The following table presents certain unaudited pro forma information for the years ended December 31, 2025 and 2024. This unaudited estimated pro forma financial information was calculated as if the acquisition had occurred as of January 1, 2024. This unaudited pro forma information combines the historical results of Provident with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited Pro Forma Financial Information
	for the Years Ended December 31,
	2025	2024
	(In thousands)
Net interest income	$246,925	$216,889
Net income (loss)	69,697	40,925

Note 3 – Securities

The amortized cost and estimated fair values of securities classified as AFS are as follows:

	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gain	Loss	Credit Losses	Fair Value

December 31, 2025	(in thousands)
Available-for-Sale Debt Securities:
U.S. Treasury securities	$95,479	$407	$(103)	$—	$95,783
U.S. Government agencies	9,159	53	—	—	9,212
Agency mortgage-backed securities	69,682	162	(1,253)	—	68,591
Agency collateralized mortgage obligations	12,109	202	(74)	—	12,237
Corporate bonds	72,703	263	(3,081)	—	69,885
Municipal obligations	6,596	—	(72)	—	6,524
SBA securities	6,830	—	(103)	—	6,727
Total	$272,558	$1,087	$(4,686)	$—	$268,959

	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gain	Loss	Credit Losses	Fair Value

December 31, 2024	(in thousands)
Available-for-Sale Debt Securities:
U.S. Treasury securities	$69,469	$104	$(489)	$—	$69,084
U.S. Government agencies	9,005	9	(7)	—	9,007
Agency mortgage-backed securities	42,083	—	(2,899)	—	39,184
Agency collateralized mortgage obligations	10,993	147	(307)	—	10,833
Corporate bonds	90,219	163	(6,337)	—	84,045
Municipal obligations	10,092	—	(286)	—	9,806
SBA securities	6,298	2	(54)	—	6,246
Total	$238,159	$425	$(10,379)	$—	$228,205

The Company did not record a provision for estimated credit losses on any AFS securities for the year ended December 31, 2025, 2024 and 2023. Excluded from the table above is accrued interest on AFS securities of $1.8 million and $1.6 million at December 31, 2025 and December 31, 2024, respectively, which is included within accrued interest receivable on the consolidated balance sheets.

Additionally, the Company did not record any write-offs of accrued interest income on AFS securities for the year ended December 31, 2025, 2024 and 2023. No AFS securities held by the Company were delinquent on contractual payments at December 31, 2025 or 2024, nor were any AFS securities placed on non-accrual status for the year ended December 31, 2025, 2024 and 2023.

When AFS securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. During the year ended December 31, 2025, the Company sold the $24.5 million in Provident AFS securities acquired at fair value on the date of acquisition, resulting in no gain or loss on sale being recorded in the consolidated statement of income under purchase accounting.

During the year ended December 31, 2024, the Company sold $29.3 million of AFS securities and recognized gross realized losses of $1.9 million and gross realized gains of $30,000. There were no sales of AFS securities during the year ended December 31, 2023.

The net unrealized loss on AFS securities is reported, net of deferred income tax effects, as a separate component of the Company’s shareholders’ equity, “Accumulated Other Comprehensive Income (Loss)”, and approximates the following as of the dates stated:

	December 31, 2025	December 31, 2024

	(in thousands)
Unrealized losses, net	$(3,599)	$(9,954)
Deferred income tax asset	962	2,567
	$(2,637)	$(7,387)

Maturities of AFS Debt Securities – The following is a summary of maturities of AFS securities as of December 31, 2025. The amortized cost and fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Agency mortgage-backed securities and collateralized mortgage obligations are presented as separate lines as paydowns are expected to occur before contractual maturity dates.

	Available for Sale
	Amortized Cost	Fair Value

	(in thousands)
Within one year	$67,170	$66,891
Over one year to five years	80,284	80,340
Over five years to ten years	38,633	36,244
Over ten years	4,680	4,656
	190,767	188,131
Agency mortgage-backed securities	69,682	68,591
Agency collateralized mortgage obligations	12,109	12,237
	$272,558	$268,959

Credit Loss Evaluation – The following tables present fair value and gross unrealized losses, aggregated by investment category and length of time that individual AFS securities have been in a continuous unrealized loss position, as of the dates stated.

		Less than 12 Months		12 Months or More		Total

		(Dollars in thousands)
		Gross		Gross		Gross
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2025	Securities	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	8	$(11)	$8,929	$(92)	$10,945	$(103)	$19,874
Agency mortgage-backed securities	25	(301)	26,876	(952)	31,890	(1,253)	58,766
Agency collateralized mortgage obligations	4	(7)	1,995	(67)	7,324	(74)	9,319
Corporate bonds	24	(356)	6,634	(2,725)	53,538	(3,081)	60,172
Municipal obligations	6	(1)	1,440	(71)	5,084	(72)	6,524
SBA securities	5	(28)	2,299	(75)	4,428	(103)	6,727
Total	72	$(704)	$48,173	$(3,982)	$113,209	$(4,686)	$161,382

		Less than 12 Months		12 Months or More		Total

		(Dollars in thousands)
		Gross		Gross		Gross
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2024	Securities	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	18	$(152)	$35,388	$(337)	$6,646	$(489)	$42,034
U.S. Government Agencies	2	(7)	4,999	—	—	(7)	4,999
Agency mortgage-backed securities	17	(1,196)	30,229	(1,703)	8,955	(2,899)	39,184
Agency collateralized mortgage obligations	3	(304)	8,265	(3)	113	(307)	8,378
Corporate bonds	29	(1,250)	8,748	(5,087)	69,134	(6,337)	77,882
Municipal obligations	6	—	—	(286)	7,306	(286)	7,306
SBA securities	3	(54)	4,722	—	—	(54)	4,722
Total	78	$(2,963)	$92,351	$(7,416)	$92,154	$(10,379)	$184,505

U.S. Treasury Securities, U.S. Government Agencies, Agency Mortgage-Backed Securities, Agency Collateralized Mortgage Obligations and SBA securities – The contractual cash flows of these securities are direct obligations of municipalities or the U.S. Treasury, or they consist of agency obligations, mortgage-backed securities or collateralized mortgage obligations which are guaranteed by Fannie Mae, Ginnie Mae, Freddie Mac, the Federal Home Loan Bank, the Small Business Administration or other quasi-government agencies.

Municipal Obligations – The contractual cash flows of these securities are direct obligations of municipalities. We invest in fixed rate investment grade bonds issued primarily by municipalities in our local communities. The market value of these securities may be affected by call options, long dated maturities, general market liquidity and credit factors.

Corporate Bonds – The Company invests in corporate bonds and subordinated debentures, which are scheduled to mature between the calendar years 2026 through 2035. These corporate bonds vary in commercial industries, including automotive, energy, consumer products, and media companies. The Company has also invested in domestic and foreign banking institutions. The subordinated debentures are mostly debt issuances from bank holding companies.

The causes of the unrealized losses listed in the tables above by category are as follows as of December 31, 2025 and 2024:

U.S. Treasury Securities, U.S. Government Agencies, Agency Mortgage-Backed Securities, Agency Collateralized Mortgage Obligations and SBA securities – The securities with unrealized losses in these portfolios have contractual terms that generally do not permit the issuer to settle the security at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. Additionally, these securities are implicitly guaranteed by the U.S. government or one of its agencies.

Municipal obligations – The securities with unrealized losses in this portfolio have contractual terms that generally do not permit the issuer to settle the security at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality.

As of December 31, 2025, the Company did not intend to sell its AFS investments in an unrealized loss position and has determined based upon available evidence that it is more-likely-than-not that the Company will not be required to sell those securities before the expected recovery of their amortized cost basis. Additionally, the declines in fair value are attributable to market changes in interest rates and not due to credit quality, management did not recognize an ACL against the Company’s investment portfolio as of December 31, 2025 and 2024.

Non-Public Investments

Non-public investments consist of the following income tax credit investments as of the periods presented in the tables below:

	As of December 31, 2025
	Total	Contributed	Net Remaining	Gross	Amortization / Reduction	Net	Tax Credits
	Commitment	to Date	Commitment (1)	Investment	in Investment	Investment	Earned over Life

Investments in Tax Credit Entities:	(in thousands)
Solar Tax Credit Investments:
Sunwealth:
Project Pool 20 LLC (2)	$2,500	$2,500	$—	$2,500	$(1,619)	$881	$1,458
Project Pool 26 LLC (2)	4,196	4,196	—	4,196	(3,974)	222	2,993
Project Pool 48 LLC (2)	3,000	3,000	—	3,000	(2,629)	371	2,593
Agilitas:
Borden Avenue (2)	7,924	7,924	—	7,924	(7,347)	577	7,128
Franklin Road (2)	8,669	8,669	—	8,669	(8,056)	613	7,539
Holyoke (s)	4,070	4,070	—	4,070	(3,765)	305	3,766
Patriot Renewables:
Bertoline (2)	651	651	—	651	(628)	23	670
Maple Crest (2)	4,975	4,975	—	4,975	(4,850)	125	5,115
Mill Lane (2)	6,783	5,046	1,737	6,783	(6,580)	203	6,817
LIHTC Investments:
USA Institutional Tax Credit Fund CXLIV L.P. (3)	5,000	2,030	2,970	2,030	(230)	1,800	295
Court Street Workforce Housing Limited Partnership (3) (4)	7,839	7,839	—	4,787	(56)	4,731	5,795
National Equity Fund Northeast Regional Fund 2025 LP (3)	10,000	1,052	8,948	1,052	—	1,052	—
Total	$65,607	$51,952	$13,655	$50,637	$(39,734)	$10,903	$44,169

	As of December 31, 2024
	Total	Contributed	Net Remaining	Total	Amortization / Reduction	Net	Tax Credits
	Commitment	to Date	Commitment (1)	Investment	in Investment	Investment	Earned over Life

Investments in Tax Credit Entities:	(in thousands)
Solar Tax Credit Investments:
Sunwealth:
Project Pool 20 LLC (2)	$2,500	$2,500	$—	$2,500	$(2,500)	$—	$1,458
Project Pool 26 LLC (2)	4,196	4,196	—	4,196	(4,196)	—	2,993
Project Pool 48 LLC (2)	3,000	3,000	—	3,000	(3,000)	—	2,593
Agilitas:
Borden Avenue (2)	7,704	7,704	—	7,639	(7,639)	—	7,128
Franklin Road (2)	8,148	8,148	—	7,539	(7,539)	—	7,539
Patriot Renewables:
Bertoline (2)	651	651	—	651	(628)	23	670
Maple Crest (2)	4,975	4,975	—	4,975	(4,749)	226	5,115
LIHTC Investments:
USA Institutional Tax Credit Fund CXLIV L.P. (3)	5,000	(9)	5,009	830	(9)	821	46
Total	$36,174	$31,165	$5,009	$31,330	$(30,260)	$1,070	$27,542

(1)	Total remaining commitments for solar tax credit investments are recorded within Accrued Expenses and Other liabilities on the consolidated balance sheets. Total remaining commitments for LIHTCs are not recorded as liabilities.
(2)	Amortization for solar tax credit investments is recorded under the PAM of accounting.
(3)	LIHTC investments are recorded under the Equity Method of accounting.
(4)	LIHTC investment acquired from Provident on November 15, 2025; no tax credits earned in 2025 as they are not eligible for use until 2027 due to the ownership change.

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
	Tax Credits	Current Year Pass	Tax Credits	Current Year Pass	Tax Credits	Current Year Pass
	Earned (1)	Pass Through Income (Losses)	Earned (1)	Pass Through Income (Losses)	Earned (1)	Pass Through Income (Losses)
Investments in Tax Credit Entities:
Solar Tax Credit Investments:
Sunwealth:
Project Pool 20 LLC (2)	$—	$79	$—	$79	$—	$79
Project Pool 26 LLC (2)	—	141	—	212	—	232
Project Pool 48 LLC (2)	—	63	2,593	(1,662)	2,593	—
Agilitas:
Borden Avenue (2)	—	153	7,128	(7,360)	7,128	—
Franklin Road (2)	—	165	7,539	(570)	7,539	—
Holyoke (s)	3,766	(3,454)	—	—	—	—
Patriot Renewables:
Bertoline (2)	—	7	—	7	—	(267)
Maple Crest (2)	—	51	—	(934)	—	(1,404)
Mill Lane (2)	6,817	(425)	—	—	—	—
LIHTC Investments:
USA Institutional Tax Credit Fund CXLIV L.P. (3)	249	(518)	46	(89)	46	—
Court Street Workforce Housing Limited Partnership (3)	—	533	—	—	—	—
National Equity Fund Northeast Regional Fund 2025 LP (3)	—	(23)	—	—	—	—
Total	$10,832	$(3,228)	$17,306	$(10,317)	$17,306	$(1,360)

(1)	Tax credits are recorded as a reduction of income tax expense in the consolidated statements of income.
(2)	For solar tax credit investments, the tax effect of current year pass through income (loss) is recorded in income tax expense in the consolidated statements of income under PAM of accounting.
(3)	For LIHTC investments, current year pass through income (loss) is recorded in general and administrative expenses on the consolidated statements of income under the Equity Method of accounting.

Non-public investments consist of the following other investments:

	As of
	December 31, 2025	December 31, 2024

	(in thousands)
Other non-public investments:
Federal Home Loan Bank Stock	$10,317	$6,728
Federal Reserve Bank Stock	6,277	12,142
Depositors Insurance Fund Stock	139	139
COCC Stock	555	300
Jassby Inc.	1,000	1,000
Reinventure Capital Fund LLP	2,068	1,818
LearnLaunch Fund III L.P.	650	455
Massachusetts Housing Investment Corporation	337	337
Cross Impact Capital	750	375
Mosaic	510	—
Visible Hands	234	—
Total	$22,837	$23,294

Federal Home Loan Bank (“FHLB”) Stock – The Company holds stock in the FHLB of Boston, a regional member of the FHLB, as part of the Company’s membership requirements. Based upon the redemption provisions of the FHLB, the stock is restricted, has no quoted market value, and is carried at original cost. The balance in the investment account as of December 31, 2025 and 2024 was $10.3 million and $6.7 million, respectively.

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

As of December 31, 2025, the Company held 125,538 shares of stock in the approximate amount of $6.3 million compared to 242,844 shares of stock in the approximate amount of $12.1 million as of December 31, 2024.

Note 4 – Loans Receivable and ACL

Loans consist of the following as of the dates stated:

	December 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)

One-to-four-family residential	$1,177,156	19.64%	$1,130,791	26.06%
Home equity	152,602	2.55%	124,041	2.86%
Total residential real estate	1,329,758	22.19%	1,254,832	28.92%

Commercial real estate	1,924,043	32.09%	1,363,394	31.42%
Multi-family residential	517,527	8.63%	333,047	7.67%
Total commercial real estate	2,441,570	40.72%	1,696,441	39.09%
Construction and land development	730,573	12.19%	583,809	13.45%
Commercial and industrial	1,007,669	16.81%	559,828	12.90%
Total commercial	4,179,812	69.72%	2,840,078	65.45%

Consumer, net of premium/discount	203,497	3.40%	244,558	5.64%

Mortgage warehouse	280,949	4.69%	—	—%

Total loans	5,994,016	100.00%	4,339,468	100.00%
Deferred fees, net	(7,876)		(6,539)
Allowance for credit losses	(87,411)		(38,744)
Net loans	$5,898,729		$4,294,185

Included in the above are approximately $404.8 million and $459.6 million in loans to borrowers in the cannabis industry, at December 31, 2025 and 2024, respectively. Of that total, $228.8 million and $321.9 million were direct loans to cannabis companies and were collateralized by real estate at December 31, 2025 and 2024, respectively. None of the loans to borrowers in the cannabis industry are collateralized by cannabis.

Mortgage loans sold to and serviced for investors are not included in the accompanying consolidated financial statements. The loans serviced for others were sold without recourse provisions. The aggregate outstanding unpaid principal balance of such loans approximated $207.2 million and $221.5 million at December 31, 2025 and 2024, respectively. Gains/losses on loans sold, including recognition of mortgage servicing rights, for the years ended December 31, 2025, 2024 and 2023 amounted to gains of $352,000 and $546,000 and losses of $29,000, respectively, and are included in mortgage banking income in the noninterest income section in the consolidated statements of income.

During the years ended December 31, 2025 and 2024, the Company purchased approximately $49.1 million and $46.8 million, respectively, of consumer loan pools. The loans purchased during the twelve months ended December 31, 2025 included loan pools collateralized by automobiles. The loans purchased during the twelve months ended December 31, 2024 included loan pools collateralized by boat and recreational vehicles, automobiles, and solar panels, as well as unsecured home improvement loans.

The outstanding balances of these purchased consumer loan pools, net of premium (discount) are as follows as of the dates stated:

	December 31, 2025
	Gross Loans	Premium (Discount)	Net Loans

	(in thousands)
Student loans	$5,421	$34	$5,455
Boat and RV loans	238	—	238
Automobile loans	75,560	—	75,560
Solar panel loans	49,077	(4,667)	44,410
Home improvement loans	35,845	(13)	35,832
Total	$166,141	$(4,646)	$161,495

	December 31, 2024
	Gross Loans	Premium (Discount)	Net Loans

	(in thousands)
Student loans	$6,954	$42	$6,996
Boat and RV loans	48,147	1,136	49,283
Automobile loans	52,092	—	52,092
Solar panel loans	55,400	(5,073)	50,327
Home improvement loans	44,458	(15)	44,443
Total	$207,051	$(3,910)	$203,141

During the year ended December 31, 2025, the Company transferred $67.0 million in consumer loans to loans held for sale, the sale of which is expected to close in the first quarter of 2026. Upon transfer, the loans were marked to market based on the selling price agreed to by the purchaser, resulting in a $517,000 loss recorded upon transfer.

The following table presents the aging of the amortized cost of loans receivable by loan category as of the date stated:

	December 31, 2025
		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans

	(in thousands)
Real estate loans:
One-to-four-family residential	$1,166,731	$7,232	$481	$—	$2,712	$1,177,156
Home equity	150,413	445	385	—	1,359	152,602
Commercial real estate	1,923,108	80	—	—	855	1,924,043
Multi-family residential	517,527	—	—	—	—	517,527
Construction and land development	730,563	—	—	—	10	730,573
Commercial and industrial	895,662	73,225	2,531	—	36,251	1,007,669
Consumer	194,595	4,665	2,022	—	2,215	203,497
Mortgage warehouse	280,949	—	—	—	—	280,949
Total	$5,859,548	$85,647	$5,419	$—	$43,402	$5,994,016

	December 31, 2024
		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans

	(in thousands)
Real estate loans:
One-to-four-family residential	$1,124,762	$2,363	$736	$—	$2,930	$1,130,791
Home equity	122,812	100	171	—	958	124,041
Commercial real estate	1,355,064	5,325	—	—	3,005	1,363,394
Multi-family residential	332,740	307	—	—	—	333,047
Construction and land development	583,435	364	—	—	10	583,809
Commercial and industrial	550,353	4,907	10	—	4,558	559,828
Consumer	236,801	3,725	1,637	—	2,395	244,558
Total	$4,305,967	$17,091	$2,554	$—	$13,856	$4,339,468

The following table presents the amortized cost of nonaccrual loans receivable by loan category as of the date stated:

	December 31, 2025			December 31, 2024
	Nonaccrual	Nonaccrual	Total	Nonaccrual	Nonaccrual	Total
	Loans with	Loans with	Nonaccrual	Loans with	Loans with	Nonaccrual
	No ACL	an ACL	Loans	No ACL	an ACL	Loans

	(In thousands)
Real estate loans:
One-to-four-family residential	$2,712	$—	$2,712	$2,930	$—	$2,930
Home equity	1,359	—	1,359	958	—	958
Commercial real estate	855	—	855	3,005	—	3,005
Construction and land development	10	—	10	10	—	10
Commercial and industrial	19,799	16,452	36,251	454	4,104	4,558
Consumer	2,215	—	2,215	2,394	1	2,395
Total	$26,950	$16,452	$43,402	$9,751	$4,105	$13,856

During the years ended December 31, 2025, 2024, and 2023, the Company reversed $253,000, $498,000 and $116,000 of interest income, respectively, for loans that were placed on non-accrual.

Credit Quality Information

Management uses a methodology to systematically estimate the amount of expected losses in each segment of loans in the Company’s portfolio. For the purposes of estimating the ACL, management segregates the loan portfolio into loan segments that share similar risk characteristics such as the purpose of the loan, repayment source, and collateral. These characteristics are considered when determining the appropriate level of the ACL for each category. Risk characteristics unique to each loan segment include:

Commercial real estate, including multi-family residential loans – Collateral values are established by independent third-party appraisals and evaluations. Primary repayment sources include operating income generated by the real estate, permanent debt refinancing, sale of the real estate and, secondarily, liquidation of the collateral.

Commercial and industrial – The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Collateral frequently consists of a first lien position on business assets including, but not limited to, accounts receivable, inventory and equipment. The primary repayment source is operating cash flow and, secondarily, the liquidation of assets.

Construction and land development – These loans are generally considered to present a higher degree of risk than other real estate loans and may be affected by a variety of factors, such as adverse changes in interest rates and the borrower’s ability to control costs and adhere to time schedules. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. Construction loan repayment is substantially dependent on the ability of the borrower to complete the project and obtain permanent financing.

One-to-four family residential – These loans are made to borrowers who demonstrate the ability to repay principal and interest on a monthly basis. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources (including cash reserves) and the value of the collateral. The primary risk related to this portfolio is the financial circumstances of the individual borrowers and their ability to repay the obligation. The Company maintains policy standards for minimum credit score and maximum loan-to-value consistent with a “prime” portfolio. The Company does not originate or purchase sub-prime or other high-risk loans. Residential loans are originated either for sale to investors or retained in the Company’s loan portfolio. Decisions about whether to sell or retain residential loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and the Company’s liquidity and capital needs.

Home equity – Home equity lines of credit are generally granted for a draw period with monthly interest-only repayment requirements. At the end of the draw period, home equity lines of credit are amortized over the remaining maturity period and monthly payments of principal and interest are required. Home equity loans are term loans that require the monthly payment of principal and interest such that the loan will be fully amortized at maturity. Underwriting considerations and primary risks are materially consistent with one-to-four family residential loans. Collateral consists of a senior or subordinate lien on owner-occupied residential property.

Mortgage warehouse lending – Mortgage warehouse loans are facility lines to non-bank mortgage origination companies. The underlying collateral of these facility lines are residential real estate loans. Loans are originated by the mortgage companies for sale into secondary markets. The primary source of repayment of the facility lines is the cash flow upon sale of the loans. The primary risk of repayment is a result of changes in the secondary mortgage market which may impede the mortgage companies’ ability to sell the loans and repay their facility lines.

Consumer – The Company’s policy and underwriting in this category, which is comprised primarily of originated and purchased automobile, boat, recreational vehicle, solar, home improvement, credit card and student loans, include the following factors, among others: income sources and reliability, credit histories, term of repayment, and collateral value, as applicable.

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

On an annual basis, or more often if needed, the Company reviews the accuracy of risk ratings for all commercial real estate, construction and land development loans, and commercial and industrial loans based on various ongoing performance characteristics and supporting information that is provided from time to time by commercial borrowers. On an annual basis, or more often if needed, the Company completes a credit recertification on all mortgage warehouse originators. Annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

The following table presents the amortized cost of loans receivable by internal risk grade by year of origination as of December 31, 2025. Also presented are current period gross charge-offs by loan type and vintage year for the year ended December 31, 2025.

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
One-to-Four-Family Residential
Grade:
Pass	1-5	$109,894	$99,901	$133,211	$252,202	$230,200	$310,541	$38,849	$1,174,798
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	239	1,983	136	2,358
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$109,894	$99,901	$133,211	$252,202	$230,439	$312,524	$38,985	$1,177,156
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Home Equity
Grade:
Pass	1-5	$—	$481	$245	$—	$—	$919	$149,598	$151,243
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	62	125	—	—	—	1,172	1,359
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$543	$370	$—	$—	$919	$150,770	$152,602
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Grade:
Pass	1-5	$277,427	$176,824	$268,778	$350,792	$166,603	$443,438	$109,330	$1,793,192
Special Mention	6	—	12,654	33,785	49,323	4,277	6,918	—	106,957
Substandard	7	—	—	—	457	—	23,437	—	23,894
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$277,427	$189,478	$302,563	$400,572	$170,880	$473,793	$109,330	$1,924,043
Current period gross charge-offs		$—	$—	$—	$18	$—	$—	$—	$18

Multi-Family
Grade:
Pass	1-5	$51,330	$17,220	$79,309	$232,302	$29,510	$106,112	$1,744	$517,527
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$51,330	$17,220	$79,309	$232,302	$29,510	$106,112	$1,744	$517,527
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Grade:
Pass	1-5	$95,751	$212,670	$256,764	$13,536	$16,138	$3,466	$99,857	$698,182
Special Mention	6	—	—	—	32,381	—	—	—	32,381
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$95,751	$212,670	$256,764	$45,917	$16,138	$3,476	$99,857	$730,573
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade:
Pass	1-5	$72,148	$65,844	$99,436	$91,265	$106,858	$61,608	$387,604	$884,763
Special Mention	6	—	1,696	2,262	12,851	10,417	4,306	45,454	76,986
Substandard	7	9,500	—	2,437	13,835	4,878	8,776	6,389	45,815
Doubtful	8	—	—	—	105	—	—	—	105
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$81,648	$67,540	$104,135	$118,056	$122,153	$74,690	$439,447	$1,007,669
Current period gross charge-offs		$—	$—	$—	$—	$—	$3,762	$—	$3,762

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Consumer
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		56,733	40,589	3,775	41,676	36,574	20,694	3,456	203,497
Total		$56,733	$40,589	$3,775	$41,676	$36,574	$20,694	$3,456	$203,497
Current period gross charge-offs		$291	$22	$413	$2,088	$1,637	$277	$37	$4,765

Mortgage Warehouse
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$280,949	$280,949
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$—	$—	$—	$—	$280,949	$280,949
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Total Loans
Grade:
Pass	1-5	$606,550	$572,940	$837,743	$940,097	$549,309	$926,084	$1,067,931	$5,500,654
Special Mention	6	—	14,350	36,047	94,555	14,694	11,224	45,454	216,324
Substandard	7	9,500	62	2,562	14,292	5,117	34,196	7,697	73,426
Doubtful	8	—	—	—	105	—	10	—	115
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		56,733	40,589	3,775	41,676	36,574	20,694	3,456	203,497
Total		$672,783	$627,941	$880,127	$1,090,725	$605,694	$992,208	$1,124,538	$5,994,016
Current period gross charge-offs		$291	$22	$413	$2,106	$1,637	$4,039	$37	$8,545

(1) Consumer loans are not formally risk rated and included $2.2 million of loans on non-accrual as of December 31, 2025

The following table presents the amortized cost of loans receivable by internal risk grade by year of origination as of December 31, 2024. Also presented are current period gross charge-offs by loan type and vintage year for the year ended December 31, 2024.

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
One-to-Four-Family Residential
Grade:
Pass	1-5	$97,895	$145,711	$266,364	$247,799	$115,133	$224,354	$30,227	$1,127,483
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	246	—	2,990	72	3,308
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$97,895	$145,711	$266,364	$248,045	$115,133	$227,344	$30,299	$1,130,791
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Home Equity
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$123,083	$123,083
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	958	958
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$—	$—	$—	$—	$124,041	$124,041
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Grade:
Pass	1-5	$118,115	$409,048	$364,384	$69,349	$97,500	$248,749	$45,088	$1,352,233
Special Mention	6	—	—	1,399	2,664	873	3,220	—	8,156
Substandard	7	—	—	469	—	—	2,536	—	3,005
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$118,115	$409,048	$366,252	$72,013	$98,373	$254,505	$45,088	$1,363,394
Current period gross charge-offs		$—	$—	$—	$—	$—	$4,000	$—	$4,000

Multi-Family
Grade:
Pass	1-5	$5,138	$7,563	$212,492	$21,791	$36,016	$50,047	$—	$333,047
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$5,138	$7,563	$212,492	$21,791	$36,016	$50,047	$—	$333,047
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Grade:
Pass	1-5	$161,997	$284,102	$90,512	$13,255	$9,232	$364	$24,337	$583,799
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$161,997	$284,102	$90,512	$13,255	$9,232	$374	$24,337	$583,809
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade:
Pass	1-5	$42,154	$64,943	$54,435	$38,759	$6,594	$14,468	$324,481	$545,834
Special Mention	6	—	—	531	2,884	1,002	—	425	4,842
Substandard	7	—	—	—	—	343	4,214	4,595	9,152
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$42,154	$64,943	$54,966	$41,643	$7,939	$18,682	$329,501	$559,828
Current period gross charge-offs		$—	$—	$—	$272	$—	$119	$—	$391

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Consumer
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		67,429	32,233	67,018	49,262	9,047	17,145	2,424	244,558
Total		$67,429	$32,233	$67,018	$49,262	$9,047	$17,145	$2,424	$244,558
Current period gross charge-offs		$—	$300	$2,252	$1,587	$231	$250	$24	$4,644

Total Loans
Grade:
Pass	1-5	$425,299	$911,367	$988,187	$390,953	$264,475	$537,982	$547,216	$4,065,479
Special Mention	6	—	—	1,930	5,548	1,875	3,220	425	12,998
Substandard	7	—	—	469	246	343	9,740	5,625	16,423
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		67,429	32,233	67,018	49,262	9,047	17,145	2,424	244,558
Total		$492,728	$943,600	$1,057,604	$446,009	$275,740	$568,097	$555,690	$4,339,468
Current period gross charge-offs		$—	$300	$2,252	$1,859	$231	$4,369	$24	$9,035

(1)	Consumer loans are not formally risk rated and included $2.4 million of loans on non-accrual as of December 31, 2024

The following tables present an analysis of the change in the ACL by major loan segment for the period stated:

	For the Year Ended December 31, 2025
	One-to-Four
	Family		Commercial		Construction and	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Land Development	Industrial	Consumer	Mortgage Warehouse	Unallocated	Total

	(in thousands)
Balance at December 31, 2024	$1,195	$74	$9,481	$599	$4,137	$11,174	$12,084	$—	$—	$38,744
Adjustment to allowance for Provident acquisition	48	5	13,543	139	199	36,186	—	151	—	50,271
Provision for (release of) credit losses	460	73	(2,329)	450	714	5,403	(168)	74	—	4,677
Charge-offs	—	—	(18)	—	—	(3,762)	(4,765)	—	—	(8,545)
Recoveries of loans previously charged-off	—	—	922	—	—	598	744	—	—	2,264

Balance at December 31, 2025	$1,703	$152	$21,599	$1,188	$5,050	$49,599	$7,895	$225	$—	$87,411

	For the Year Ended December 31, 2024
	One-to-Four
	Family		Commercial		Construction and	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Land Development	Industrial	Consumer	Mortgage Warehouse	Unallocated	Total

	(in thousands)
Balance at December 31, 2023	$1,835	$117	$5,698	$378	$7,630	$10,878	$5,686	$—	$—	$32,222
Provision for (release of) credit losses	(640)	(43)	7,783	221	(3,493)	425	10,681	—	—	14,934
Charge offs	—	—	(4,000)	—	—	(391)	(4,644)	—	—	(9,035)
Recoveries of loans previously charged off	—	—	—	—	—	262	361	—	—	623

Balance at December 31, 2024	$1,195	$74	$9,481	$599	$4,137	$11,174	$12,084	$—	$—	$38,744

	For the Year Ended December 31, 2023
	One-to-Four
	Family		Commercial		Construction and	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Land Development	Industrial	Consumer	Mortgage Warehouse	Unallocated	Total

	(in thousands)
Balance at December 31, 2022	$3,485	$258	$5,785	$753	$3,846	$8,255	$1,403	$—	$1,243	$25,028
Adjustment to adoption of ASU 2016-13	266	13	822	—	(246)	932	615	—	(1,243)	1,159
Provision for (release of) credit losses	(1,537)	(154)	(909)	(375)	4,030	2,322	6,280	—	—	9,657
Charge offs	(379)	—	—	—	—	(679)	(3,487)	—	—	(4,545)
Recoveries of loans previously charged off	—	—	—	—	—	48	875	—	—	923

Balance at December 31, 2023	$1,835	$117	$5,698	$378	$7,630	$10,878	$5,686	$—	$—	$32,222

The following table presents the amortized cost of collateral-dependent loans as of December 31:

	2025	2024

Real estate loans:	(in thousands)
One to four-family residential	$2,433	$3,112
Home equity	1,338	908
Commercial real estate	19,057	3,005
Construction and land development	10	10
Commercial and industrial loans	62,986	9,152
Total	$85,824	$16,187

The Company closely monitors the performance of borrowers experiencing financial difficulty to understand the effectiveness of its loan modification efforts.

The following tables present the period end amortized cost basis of loans modified to borrowers experiencing financial difficulty during the periods indicated, disaggregated by class of financing receivable, type of modification granted and the financial effect of the modifications.

	For the Year Ended December 31, 2025
	Amortized	% of Total Class of
	Cost Basis	Financing Receivable	Financial Effect
	(In thousands)
Interest rate reduction
Commercial real estate	$36,765	1.5%	Terminated swap, changed interest rate index, reduced spread and added rate floors
Total	$36,765

	For the Year Ended December 31, 2024
	Amortized	% of Total Class of
	Cost Basis	Financing Receivable	Financial Effect
	(In thousands)
Term extension and interest rate increase
Commercial real estate	$6,200	0.4%	Resulted in a net charge off of $3.1 million
Total	$6,200

Modifications to borrowers experiencing financial difficulty were performing in accordance with the modified terms, current and not in default as of December 31, 2025 and 2024. The Company did not modify any loans to borrowers experiencing financial difficulty during the year ended December 31, 2023.

ACL – Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for (release of) credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACL on loans. The ACL for unfunded loan commitments of $3.3 million and $3.2 million as of December 31, 2025 and 2024, respectively, is classified separately on the consolidated balance sheets within accrued expenses and other liabilities.

The following table presents the balance and activity in the ACL for unfunded loan commitments for the periods stated:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Beginning balance	$3,203	$6,014	$—
Adjustment to allowance for unfunded commitments for Provident acquisition	146	—	—
Adjustment to allowance for unfunded commitments for adoption of ASC 326	—	—	1,786
Release of provision for credit losses	(24)	(2,811)	4,228
Ending balance	$3,325	$3,203	$6,014

Note 5 – Premises and Equipment

The following table summarizes the Company’s premises and equipment as of the periods stated:

	Expected Useful Lives	December 31, 2025	December 31, 2024
Land		$6,475	$4,631
Land improvements	7-20 years	2,727	2,727
Leasehold improvements	Lease term (including all anticipated extensions)	16,333	12,926
Buildings and improvements	20-50	29,971	23,225
Furniture, fixtures, and equipment	3-10	23,057	20,492
		78,563	64,001
Less accumulated depreciation		(32,354)	(29,347)
Total		$46,209	$34,654

The Company had depreciation expense for the years ended December 31, 2025, 2024 and 2023 in the amount of $3.0 million, $2.8 million and $2.7 million, respectively.

Note 6 – Lease Commitments

The Company is the lessee under 13 building and land lease agreements for branch locations across Massachusetts and southern New Hampshire, as well as a warehouse lending office in Ponte Vedra Beach, Florida and an administrative office in Wellesley, Massachusetts. The Company’s operating leases have remaining lease terms of 10 to 25 years, some of which include options to extend the leases for up to 10 years. In addition to the rental amounts, the Company is responsible for its share of utilities.

The Company acquired four building lease agreements with the Provident acquisition including branches in Amesbury, Seabrook and Portsmouth, New Hampshire and Ponte Vedra Beach, Florida. The Company acquired right-of-use assets of $5.4 million, net of a $1.7 million fair value mark and lease liabilities of $5.9 million, net of a $2.1 million fair value mark related to the assumed leases. The fair value marks were calculated using incremental borrowing rates at the date of acquisition on the right-of-use asset and lease liabilities for the remainder of the lease term, in comparison to the right-of-use and lease liabilities on Provident’s consolidated balance sheet at the date of acquisition.

The Company follows ASC 842, “Leases”, whereby all of its existing branch lease agreements have been recognized in the consolidated balance sheets in prepaid expenses and other assets as “right of use assets”, with offsetting “operating lease liabilities” in accrued expenses and other liabilities.

The following is a summary of the recorded lease right-of-use assets for all of the above-mentioned lease agreements as of the dates stated:

	December 31, 2025	December 31, 2024

	(in thousands)
Operating lease right-of-use assets	$19,672	$14,278
Acquisition of Provident leases	3,738	—
Accumulated amortization	(3,453)	(1,453)
Operating lease right-of-use assets, net	19,957	12,825
Operating lease liabilities	$21,737	$13,195
Weighted average remaining term (years)	14	17
Weighted average discount rate	4.45%	4.45%

The future minimum lease payments under the terms of the above leases at December 31, 2025, along with the recorded present value of the lease obligations, are as follows:

(in thousands)
2026	$1,590
2027	1,723
2028	2,304
2029	2,332
2030	2,392
2031 and thereafter	19,657
$29,998
Less unamortized discount	(8,261)
Recorded present value of lease obligations	$21,737

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

Common area maintenance charges under the agreements are not considered in the lease payments since they represent a service provided to the Company and, as such, they are recorded to expense as incurred. The discount rates used on the calculation of lease obligations range from 3.01% to 5.29%, which represented the Company’s incremental borrowing rates for similar length terms as the applicable leases at execution.

Total lease expense for the year ended December 31, 2025, 2024 and 2023 approximated $1.5 million, $1.2 and $938,000, respectively.

Note 7 – Goodwill and Other Intangible Assets

The table below sets forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization as of the dates indicated:

	December 31, 2025	December 31, 2024

	(in thousands)
Balances not subject to amortization:
Goodwill	$18,512	$—
Balances subject to amortization:
Core deposit intangibles	19,303	1,079
Total goodwill and other intangibles (1)	$37,815	$1,079

(1) The increase in goodwill and other intangible assets from December 31, 2024 to December 31, 2025 was due to goodwill and other intangible assets recorded during the fourth quarter of 2025 in connection with the Provident acquisition. The Company identified acquired intangible assets related to core deposits (e.g., core deposit intangible) (see Note 2).

The changes in the carrying value of goodwill for the periods indicated were as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

	(in thousands)
Balance at beginning of year	$—	$—	$—
Goodwill recorded during the year (1)	18,512	—	—
Goodwill disposed of during the year	—	—	—
Balance at end of year	$18,512	$—	$—

(1)	The goodwill recorded during the year relates to the acquisition of Provident. For additional information refer to Note 2, Acquisition.

The following table sets forth the carrying amount of the Company’s other intangible assets, net of accumulated amortization, as of the dates indicated below:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in thousands)
Core deposit intangible - Provident	$18,800	$428	$18,372
Core deposit intangible - Century Cannabis	1,488	557	931
Total core deposit intangibles	$20,288	$985	$19,303

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in thousands)
Core deposit intangible - Century Cannabis	1,488	409	1,079
Total core deposit intangibles	$1,488	$409	$1,079

The Company assesses goodwill for impairment at the reporting segment level on an annual basis, or sooner, if an event occurs or circumstances change which might indicate that the fair value of a reporting unit is below its carrying amount. The Company has one identified reporting segment and assigned goodwill to the banking business reporting segment.

In accordance with the accounting guidance codified in ASC 350-20, the Company performs a test of goodwill for impairment on at least an annual basis.

An assessment is also required to be performed to the extent relevant events and/or circumstances occur which may indicate it is more-likely-than-not that the fair value of a reporting segment is less than its carrying amount.

The Company performed its annual assessment for the banking business as of December 31, 2025. The assessment included a qualitative assessment which indicated that it was more likely than not that the fair value of the reporting unit exceeded the carrying value. Based upon the assessment, it was determined there was no impairment of the Company’s goodwill as of December 31, 2025.

The amortization expense of the Company’s other intangible assets was $576,000, $149,000, and $149,000 during the years ended December 31, 2025, 2024, and 2023, respectively. The increase in amortization expense for the year ended December 31, 2025 from 2024 was attributable to amortization expense recorded in the fourth quarter of 2025 related to other intangible assets acquired in connection with the Company’s acquisition of Provident.

The weighted average original amortization period and weighted average remaining useful life of the Company’s other intangible assets is 10.0 years and 9.6 years, respectively. Management performs an assessment of the remaining useful lives of the Company’s intangible assets on a quarterly basis to determine if such lives remain appropriate.

The estimated amortization expense for the remaining useful life of the Company’s other intangible assets is as follows (in thousands):

Year
2026	$3,524
2027	3,183
2028	2,841
2029	2,499
2030	2,157
2031 and thereafter	5,099
$19,303

Note 8 – Deposits

A comparative summary of deposits is as follows as of the dates stated:

	December 31, 2025	December 31, 2024

	(in thousands)
Transactional accounts:
Noninterest-bearing demand deposits	$824,403	$623,400
Savings accounts	208,672	108,685
NOW accounts	664,719	481,539
Money market accounts	1,650,849	1,000,748
Total transactional accounts	3,348,643	2,214,372

Time deposits
Greater than $250,000	772,915	694,062
Less than or equal to $250,000	1,731,976	1,269,218
Total time deposits	2,504,891	1,963,280
Total deposits	$5,853,534	$4,177,652

Contractual maturities of time deposits are as follows:

December 31, 2025
(in thousands)
Within 1 year	$2,467,466
Over 1 year to 2 years	24,306
Over 2 years to 3 years	7,030
Over 3 years to 4 years	2,056
Over 4 years to 5 years	4,033
$2,504,891

Included in time deposits less than or equal to $250,000 are brokered certificates of deposit of approximately $535.7 million and $309.8 million as of December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, total deposits related to the cannabis industry are $453.0 million and $395.2 million, or 7.7% and 9.5%, of total deposits, respectively.

There are no customers whose deposit balances exceed 5% of total deposits as of December 31, 2025 and 2024.

Note 9 – Borrowings

Federal Home Loan Bank – Borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally by pledging a specified percentage of the carrying value of owner and non-owner occupied first mortgage loans secured by one-to-four-family properties and commercial real estate loans, including multifamily loans. The amount of loans pledged was $1.56 billion as of December 31, 2025. Total additional borrowing capacity with the FHLB based upon collateral pledged approximates $913.7 million at December 31, 2025. Additionally, in order to further secure these borrowings with the FHLB, the Company is also required to invest in the stock of the FHLB.

Maturities on outstanding borrowings from the FHLB are summarized as follows:

	December 31, 2025		December 31, 2024

	(Dollars in thousands)
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Advances maturing within:
Within one year	$168,977	3.92%	$100,000	4.89%
Over 1 year to 2 years	20,000	3.94%	—	0.00%
Over 2 years to 3 years	560	0.00%	20,000	3.94%
Over 3 years to 4 years	80	0.00%	560	0.00%
Over 4 years to 5 years	538	0.00%	—	0.00%
Over 5 years	6,080	1.24%	275	0.00%
	$196,235	3.83%	$120,835	4.70%

The Company also has a line of credit from the FHLB Ideal Way in the amount of $6.1 million at December 31, 2025 and 2024. The Company had no borrowings outstanding under this line of credit at December 31, 2025 or 2024. Interest expense on FHLB borrowings approximated $5.4 million, $4.4 million and $14.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Federal Reserve Bank – The Company has a line of credit agreement with the FRB of Boston for usage of the discount window. The terms of the agreement call for the pledging of certain assets for any and all obligations of the Company under the agreement. At December 31, 2025 and 2024, there were no borrowings outstanding under this agreement.

During the year ended December 31, 2025, the Company pledged commercial real estate and multifamily loans to the FRB under its BIC program totaling $1.53 billion, which provides the Company with additional borrowing capacity of $939.5 million.

Note 10 – Employee Benefits

401(k) Plan – The Company has an employee tax deferred incentive plan (the “401(k) plan”) under which the Company makes voluntary contributions within certain limitations. All employees who meet specified age and length of service requirements are eligible to participate in the 401(k) plan. The amount contributed by the Company is included in salaries and employee benefits expense on the consolidated statements of income. The amounts contributed by the Company to the 401(k) plan for the years ended December 31, 2025, 2024 and 2023 were $2.9 million, $2.6 million and $2.0 million, respectively.

Employee Pension Plan – The Company provided pension benefits through a defined benefit plan maintained with the Co-operative Banks Employees Retirement Association (“CBERA”) (the “Plan”).

The Plan was a multi-employer plan whereby the contributions by each bank are not restricted to provide benefits to the employees of the contributing bank; therefore, the Company is not required to recognize the funded status of the plan on its consolidated balance sheet and need only accrue for any quarterly contributions due and payable on demand, or any withdrawal liabilities assessed by CBERA if the Company intended to withdraw from the Plan. Future benefits under the Plan were frozen as of December 31, 2023 and the Company withdrew from the defined benefit plan maintained with CBERA during the second quarter of 2024. The Plan was terminated during the year ended December 31, 2024 and was fully liquidated during the year ended December 31, 2025.

During the year ended December 31, 2024, an expense of $390,000 was recorded to reflect an increase in the liability related to the withdrawal from the Plan. During the year ended December 31, 2025, as part of the final Plan liquidation, the Company contributed an additional $480,000 to the Plan. The expenses were primarily driven by final computations for estimated payouts to participants.

Officers’ Deferred Compensation Plan – During 2014, the Company put into place an unfunded, defined contribution, Non-qualified Deferred Compensation Plan (“Officers’ Deferred Comp Plan”) for select employees of the Company.

The Officers’ Deferred Comp Plan was provided to key management of the Company and results in 5% - 20% of the employee’s then current base salary being credited to the participant’s account annually, subject to increases based upon increases in annual base compensation and the possibility of additional discretionary contributions. The employees vest at varying dates in accordance with each individual’s deferred compensation participation agreement; however, all key officers will be fully vested upon the attainment of age 65. The obligations under these plans are included in accrued retirement liabilities in the Company’s consolidated balance sheets and approximated $2.4 and $2.6 million at December 31, 2025 and 2024, respectively. The expense under the Officers’ Deferred Comp Plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $342,000, $300,000 and $349,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

Deferred Compensation Plan – In January 2022, the Company put into place an unfunded Non-qualified Deferred Compensation Plan (“Deferred Comp Plan”) for select employees of the Company. The Deferred Comp Plan was provided to key management of the Company and allows for the employees to defer amounts from their salary, bonus, or Long-Term Incentive Plan (“LTIP”) into the Deferred Comp Plan to be paid out at a future date. Amounts deferred under the Deferred Comp Plan increase in value based upon the growth of the Bank’s tangible capital, with the Compensation Committee holding discretionary authority. The obligations under the Deferred Comp Plan are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $5.1 million and $878,000 at December 31, 2025 and 2024, respectively. The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) was $509,000 and $6,000 for the years ended December 31, 2025 and 2023, respectively. The Company recognized income due to forfeitures under the Deferred Comp Plan (recorded in salaries and employee benefits in the consolidated statements of income) of $360,000 during the year ended December 31, 2024.

LTIP – In January 2020, the Company put into place an LTIP for certain members of its management team where benefits are awarded annually on a discretionary basis and cliff vest after three years.

Under the LTIP, individuals are granted “phantom shares” and benefits are accrued based upon the projected growth of the Bank’s tangible capital. The obligations under this plan are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $7.2 million and $14.6 million as of December 31, 2025 and 2024, respectively. The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $2.6 million, $6.1 million and $7.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company recognizes the over-funded or under-funded status of a defined benefit plan as an asset or liability in its consolidated balance sheet and it recognizes changes in the funded status of the plan in the year in which the changes occur. The funded status of a plan is measured as the difference between the fair value of plan assets and the “projected benefit obligation” (“PBO”) at the consolidated financial statement date. The unrecognized prior service costs, net actuarial gains and accounting transition obligation are reflected as OCI. The changes in the plan’s funded status are recognized as charges or credits to OCI to the extent that they are not required to be recognized as components of net periodic pension cost in net income (see Note 16). Effective December 31, 2024, the director pension plan was frozen and participants no longer accrue additional retirement benefits.

A comparison of the actuarial estimates of the benefit obligations to the recorded obligations are as follows as of the measurement date, December 31:

	2025	2024

	(in thousands)
Projected benefit obligations	$(6,847)	$(5,725)
Plan assets at fair value	-	-
Funded status	$(6,847)	$(5,725)

Amounts recognized on the consolidated balance sheet as of December 31 are as follows:

	2025	2024

	(in thousands)
Accrued retirement liabilities	$(4,816)	$(4,642)
Accumulated other comprehensive loss included in sahreholders' equity, pre-tax	(2,031)	(1,083)
Net amount recognized	$(6,847)	$(5,725)

Amounts included in AOCI (pre-tax) that have not yet been recognized as components of net periodic pension cost as of December 31 are as follows:

	2025	2024

	(in thousands)
Unrecognized net actuarial losses	$(1,054)	$(883)
Unrecognized prior service costs	(977)	(200)
Unrecognized losses included in AOCI	$(2,031)	$(1,083)

The weighted average actuarial assumptions used to determine the director pension plan projected benefit obligations and net periodic pension cost are as follows as of December 31:

	2025	2024
Pre-retirement discount rate for net periodic pension cost	5.31%	4.81%
Pre-retirement discount rate for projected benefit obligation	4.70%	5.31%
Post-retirement discount rate for projected benefit obligation	4.70%	5.31%
Rate of compensation increase	0.00%	0.00%

The following schedule reflects the net periodic pension cost, contributions received, and benefits paid for the years ended December 31:

	2025	2024	2023

	(in thousands)
Benefit obligation at beginning of the year	$5,725	$5,744	$4,998
Service cost	-	316	260
Interest cost	344	264	261
Plan amendments	1,025	-	430
Actuarial (gain) loss	233	(119)	244
Benefits paid	(480)	(480)	(449)
Benefit obligation at end of the year	$6,847	$5,725	$5,744

The components of projected net periodic pension cost for the years ended December 31 are as follows (amortization amounts will be recorded via charges or credits to OCI):

	2025	2024	2023

	(in thousands)
Service cost	$-	$316	$260
Interest cost	344	264	261
Amortization of prior service costs	62	86	81
Amortization of net actuarial losses	248	57	487
Net periodic pension cost	$654	$723	$1,089
Employer contribution	$480	$480	$449
Benefits paid	$480	$480	$449

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

The following estimated pension benefit payments, which reflect expected future service as appropriate, are expected to be paid over the next ten years (in thousands):

Estimated benefit payments
2026	$540
2027	528
2028	564
2029	758
2030	854
2031 and thereafter	3,390
$6,634

Employee Stock Ownership Plan (“ESOP”) – As part of the Initial Public Offering ("IPO") completed on December 27, 2023, the Bank established a tax-qualified ESOP to provide eligible employees the opportunity to own Company shares. The ESOP borrowed $47.2 million from the Company to purchase 3,416,458 common shares on the open market. The loan is payable in annual installments over 20 years at an interest rate of 8.50%. During the year ended December 31, 2025, the loan was refinanced into annual installments over the remaining 19 years at an interest rate of 7.50%. As the loan is repaid to the Company, shares are released and allocated proportionally to eligible participants on the basis of each participant’s proportional share of compensation relative to the compensation of all participants. The unallocated ESOP shares are pledged as collateral on the loan. The Company accounts for its ESOP in accordance with FASB ASC 718-40, Compensation – Stock Compensation. Under this guidance, unreleased shares are deducted from shareholders’ equity as unearned ESOP shares on the accompanying consolidated balance sheets.

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

Total compensation expense recognized in connection with the ESOP was $3.2 million and $2.8 million for the years ended December 31, 2025 and 2024, respectively. The Company did not recognize any compensation expense related to the ESOP for the year ended December 31, 2023.

The following table presents share information held by the ESOP:

	As of December 31,
	2025	2024

	(Dollars in thousands)

Allocated shares	170,823	—
Shares committed to be released	170,823	170,823
Unallocated shares	3,074,812	3,245,635
Total shares	3,416,458	3,416,458
Fair value of unallocated shares	$60,943	$58,616

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

The following table presents stock-based compensation activity for the periods indicated (dollars in thousands):

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Non-vested balance at beginning of period	—	$—	—	$—	—	$—
Granted	1,284,525	16.41	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Non-vested balance at end of period	1,284,525	$16.41	—	$—	—	$—

The following table presents stock-based compensation expense for the periods indicated:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023

	(in thousands)
Stock-based compensation expense:
Restricted stock awards	$2,910	$—	$—
Total stock-based compensation expense	$2,910	$—	$—
Related tax benefits recognized in earnings	$—	$—	$—

During the year ended December 31, 2025, the Company granted 1,284,525 shares of restricted stock with a weighted-average grant date fair value per share of $16.41 and recognized $2.9 million of stock compensation expense. The Company did not have any restricted stock activity or recognize any stock compensation expense during the years ended December 31, 2024 or 2023.

Note 11 – Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

	2025	2024	2023

	(in thousands)
Current tax expense
Federal	$10,704	$21,694	$5,216
State	6,795	5,030	4,523
	17,499	26,724	9,739

Deferred tax expense (benefits)
Federal	2,971	(9,768)	(5,704)
State	359	(487)	(2,016)
	3,330	(10,255)	(7,720)
Total income tax expense	$20,829	$16,469	$2,019

The Company’s effective tax rate differs from that computed at the statutory federal income tax rate for the years ended December 31 as follows:

	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
Statutory federal taxes	$14,938	21.0%	$12,310	21.0%	$2,487	21.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	5,619	7.9%	3,634	6.2%	805	6.8%
Tax credit investments	(10,741)	(15.1)%	(17,410)	(29.7)%	(4,714)	(39.8)%
Tax exempt income	(71)	(0.1)%	(6)	0.0%	(83)	(0.7)%
Disallowed compensation under 162(m)	782	1.1%	528	0.9%	3,683	31.1%
Partnership amortization	8,322	11.7%	16,472	28.1%	—	0.0%
Income from bank-owned life insurance	(711)	(1.0)%	(469)	(0.8)%	(426)	(3.6)%
BOLI surrender tax and managed endowment contract penalty	1,992	2.8%	1,348	2.3%	—	0.0%
Other, net	699	1.0%	62	0.1%	267	2.2%
Effective taxes	$20,829	29.3%	$16,469	28.1%	$2,019	17.0%

The state taxes, net of federal tax benefit reconciling category in the table above primarily reflects taxes in Massachusetts, which in aggregate comprises the majority of the state and local income tax effect on the effective tax rate reconciliation.

The tax credit investments reconciling category in the table includes tax credits and the amortization of and projected tax losses from tax credit investments.

During the years ended December 31, 2025 and 2024, the Company recognized $10.8 million and $17.3 million in investment tax credits, respectively, and $9.1 million and $18.5 million in proportional amortization expense of its carrying basis in non-public investments, both of which are included in income tax expense in the consolidated statements of income. During the year ended December 31, 2023, the Company recognized $5.1 million in investment tax credits and no proportional amortization expense of its carrying basis in non-public investments.

The Company’s deferred income tax assets and liabilities at December 31 consist of the following:

	2025	2024

	(in thousands)
Deferred income tax assets:
Allowance for credit loss on loans	$24,571	$10,891
Reserve for off balance sheet commitments	935	900
Loan impairment charges	451	464
Director retirement plans	1,354	1,305
Deferred compensation	3,408	3,204
Unrealized loss on securities available for sale	962	2,567
Unrecognized pension cost on director pension plan	569	304
Non-accrual interest on loans	545	291
Stock-based compensation	596	—
ESOP	690	356
Charitable contributions	1,871	3,797
Tax credits	8,587	8,897
Net operating loss carryover	2,498	—
Purchase accounting adjustments	9,097	—
Other	1,101	52
Gross deferred income tax assets	57,235	33,028

Deferred income tax liabilities:
Mortgage servicing rights	(517)	(583)
Depreciation	(2,141)	(1,839)
Core deposit intangible	(5,426)	—
Unrealized gain on cash flow hedges	(320)	—
Bargain purchase gain	—	(307)
Gross deferred income tax liabilities	(8,404)	(2,729)

Net deferred income tax asset	$48,831	$30,299

Based on the Company’s projected pretax earnings, management believes it is more likely than not that the Company will realize the gross deferred tax assets existing as of December 31, 2025. Therefore, no valuation allowance has been provided. The primary sources of recovery of the gross federal and state deferred tax assets is the expectation that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings. It should be noted, however, that factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income, and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

In the past, the Internal Revenue Code provisions permitted co-operative banks a special bad debt deduction, irrespective of the amounts provided for financial reporting purposes. As a result, the Company's total pre-1988 bad debt reserve for federal income tax purposes approximates $13,806,000 as of December 31, 2025, for which no deferred income tax liabilities have been recognized. Reduction of this amount for purposes other than to absorb bad debt losses would be subject to income taxes.

The Company has not identified any uncertain tax positions requiring accrual or disclosure as of December 31, 2025 and 2024. The Company’s income tax returns are subject to review and examination by federal and state taxing authorities; however, there are currently no examinations for any tax periods in progress. Management of the Company believes it is no longer subject to examination for tax years prior to 2022.

Note 12 – Regulatory Capital Requirements

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

The Company operated under the risk-based framework for the years ended December 31, 2025 and 2024. Under this framework, quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Common Equity Tier 1 Capital to Risk-Weighted Assets, and Tier 1 Capital to Total Average Assets (as defined in the regulations). Management believes, as of December 31, 2025 and 2024, that the Company and the Bank meet all capital adequacy requirements to which each is subject.

As of December 31, 2025 and 2024, the Company and the Bank were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events that management believes have changed the Company’s or the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of the date indicated:

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2025	(Dollars in thousands)

Total Capital	$791,298	12.4%	$511,589	8.0%	$639,486	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	742,881	11.6%	383,692	6.0%	511,589	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	742,881	11.6%	287,769	4.5%	415,666	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	742,881	12.2%	244,395	4.0%	305,494	5.0%
(to Total Average Assets)

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2024	(in thousands)

Total Capital	$656,103	14.1%	$372,083	8.0%	$465,104	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	614,156	13.2%	279,063	6.0%	372,083	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	614,156	13.2%	209,297	4.5%	302,318	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	614,156	12.5%	196,435	4.0%	245,544	5.0%
(to Total Average Assets)

The Company’s actual consolidated capital amounts and ratios are presented in the table as of the date indicated:

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2025	(Dollars in thousands)

Total Capital	$871,043	13.6%	$512,904	8.0%	$641,130	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	822,626	12.8%	384,678	6.0%	512,904	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	822,626	12.8%	288,508	4.5%	416,734	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	822,626	13.3%	247,709	4.0%	309,636	5.0%
(to Total Average Assets)

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2024	(in thousands)

Total Capital	$814,505	17.4%	$374,650	8.0%	$468,313	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	772,558	16.5%	280,988	6.0%	374,650	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	772,558	16.5%	210,741	4.5%	304,403	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	772,558	15.3%	202,436	4.0%	253,045	5.0%
(to Total Average Assets)

Note 13 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2025 and 2024, the maximum potential amount of the Company’s obligation was $9.0 million and $6.0 million, respectively, for standby letters of credit.

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

	December 31, 2025	December 31, 2024

	(in thousands)
Commitments to originate loans	$45,391	$34,050
Unadvanced funds on lines of credit	742,375	495,796
Unadvanced funds on construction loans	409,180	416,450
Letters of credit	9,013	6,043
	$1,205,959	$952,339

Concentrations of Credit Risk – The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, AFS securities, loans receivable, BOLI, borrowings, deposits and derivative financial instruments.

Cash and Cash Equivalents – The Company’s cash and due from bank accounts are maintained in high credit quality financial institutions. At times, such amounts on deposit at any one financial institution may be in excess of the FDIC insurance limits. As of December 31, 2025 and 2024, based on bank balances, the Company has deposits of $4.5 million and $1.2 million in excess of federal-insured limits, respectively.

As of December 31, 2025 and 2024, the Company has approximately $81.9 million and $152.7 million of uninsured investments in Federal Funds sold, which are obligations of the Federal Reserve, respectively.

AFS Securities – The Company’s AFS securities as of December 31, 2025 and 2024 consist entirely of debt securities, primarily U.S. Treasury Securities, Corporate Bonds, Agency Mortgage-Backed Obligations, Municipal Obligations and SBA securities. A full summary of the Company’s AFS securities, of approximately $269.0 million and $228.2 million as of December 31, 2025 and 2024, respectively, is presented in Note 3 to these consolidated financial statements.

Loans Receivable – The Company’s most significant group of assets is its loan portfolio of $5.90 billion, which represents approximately 84.2% of total assets. The majority of the Company’s loans, 69.7%, are considered commercial loans and 22.2% are considered residential real estate loans granted to customers, the majority of which are in the metro-west area of Boston. Most customers are also depositors of the Bank. Of the unused commitments to extend credit as of December 31, 2025, 34.3% is attributable to relationships with 15 borrowers. The concentrations of credit by type of loan are set forth in Note 4 to these consolidated financial statements.

BOLI – The cash surrender values of BOLI policies approximate $104.3 million and $102.8 million as of December 31, 2025 and 2024, respectively, and relates to policies maintained with eight reputable and sound life insurance companies.

Deposits – As of December 31, 2025 and 2024, total deposits related to the cannabis industry are $453.0 million and $395.2 million, or 7.7% and 9.5%, of total deposits, respectively.

Borrowings – As of December 31, 2025 and 2024, all of the Company’s borrowings, approximating $196.2 million and $120.8 million, which is 3.2% and 2.8% of total liabilities, respectively, are from the FHLB.

Derivative Financial Instruments – The Company’s derivative contracts, including collateral deposits, are held with several financial institution counterparties. The credit risk of the counterparties is reviewed quarterly to ensure liquidity and capital levels are appropriate to not present increased counterparty risk.

Note 14 – Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company records fair value adjustments to certain assets and liabilities and determines fair value disclosures utilizing a definition of the fair value of assets and liabilities that states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is best determined using quoted market prices, however additional considerations are involved to determine the fair value of financial assets in markets that are not active. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about pricing the asset or liability developed based on the best information available to management. FASB ASC 820, “Fair Value Measurement and Disclosures Topic,” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Assets measured and reported at estimated fair value on a recurring basis are summarized below:

December 31, 2025	Level 1	Level 2	Level 3	Fair Value

Assets:	(in thousands)
Available-for-sale securities:
U.S. Treasury securities	$95,783	$—	$—	$95,783
U.S. Government agencies	—	9,212	—	9,212
Agency mortgage-backed securities	—	68,591	—	68,591
Agency collateralized mortgage obligations	—	12,237	—	12,237
Corporate bonds	—	55,664	14,221	69,885
Municipal obligations	—	6,524	—	6,524
SBA securities	—	6,727		6,727
Total available-for-sale securities	$95,783	$158,955	$14,221	$268,959

Derivative assets	$—	$23,562	$—	$23,562

Liabilities:
Derivative liabilities	$—	$22,295	$—	$22,295

December 31, 2024	Level 1	Level 2	Level 3	Fair Value

Assets:	(in thousands)
Available-for-sale securities:
U.S. Treasury securities	$69,084	$—	$—	$69,084
U.S. Government agencies	—	9,007		9,007
Agency mortgage-backed securities	—	39,184	—	39,184
Agency collateralized mortgage obligations	—	10,833	—	10,833
Corporate bonds	—	75,147	8,898	84,045
Municipal obligations	—	9,806	—	9,806
SBA securities	—	6,246		6,246
Total available-for-sale securities	$69,084	$150,223	$8,898	$228,205

Derivative assets	$—	$27,174	$—	$27,174

Liabilities:
Derivative liabilities	$—	$27,177	$—	$27,177

During the year ended December 31, 2025 and 2024, the Company purchased one Level 3 bank holding company subordinated debenture for $500,000 and $1.0 million, respectively. During the year ended December 31, 2024, the Company transferred one Level 3 bank holding company subordinated debenture to Level 2 approximating $2.0 million as it is valued by quoted prices in markets that are not active. There were no sales or transfers of Level 3 assets during the year ended December 31, 2025. Other than the purchases and transfer noted above, the changes in Level 3 subordinated debentures during the years ended December 31, 2025 and 2024 are attributable to total net gains (losses) included in OCI.

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

Enterprise value is defined as imputed value for the entire underlying business. To determine an appropriate range of enterprise value, management relies on a standardized set of valuation methodologies that take into account future projected cash flows, market-based multiples, as well as, asset values. Valuations involve both quantitative and qualitative considerations and professional judgments concerning differences in financial and operating characteristics in addition to other factors that may impact values over time (Level 3).

The Company had no liabilities measured at fair value on a non-recurring basis.

The following table summarizes assets measured at fair value on a non-recurring basis:

	December 31, 2025
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Collateral-dependent loans, net of reserve	$—	$—	$42,041	$42,041

	December 31, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Collateral-dependent loans, net of reserve	$—	$—	$10,951	$10,951

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024, the significant unobservable inputs used in the fair value measurements were as follows:

	Significant	Significant
	Valuation	Observable	Unobservable
	Technique	Inputs	Inputs
Collateral-dependent (previously known as impaired loans)	Appraisal Value / Comparison Sales / Enterprise Value	Appraisals and/or sales of comparable properties or financial statements of the business	Appraisals discounted 5 to 20% for sales commission and other holding costs; Enterprise value discounts of assets, liabilities and equity; industry EBITDA multiples

Fair Value of Financial Instruments – The following table includes the estimated fair value of the Company’s financial assets and liabilities. The methodologies for estimating the fair value of financial assets and liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at December 31, 2025 and 2024.

The following tables present the estimated fair values, related carrying amounts, and valuation level of the financial instruments as of the dates stated:

	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Financial Assets:
Cash and cash equivalents	$407,596	$407,596	$407,596	$—	$—
Loans held for sale, at fair value	66,447	66,447	66,447	—	—
Loans receivable, net	5,898,729	5,893,652	—	—	5,893,652
Accrued interest receivable	25,390	25,390	25,390	—	—
Non-public investments	33,740	33,740	—	16,594	17,146
BOLI	104,335	104,335	—	104,335	—

Financial Liabilities:
Deposits, other than time deposits	$3,348,643	$3,348,643	$3,348,643	$—	$—
Time deposits	2,504,891	2,506,499	—	2,506,499	—
FHLB Borrowings	196,235	191,970	—	191,970	—

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Financial Assets:
Cash and cash equivalents	$363,855	$363,855	$363,855	$—	$—
Loans receivable, net	4,294,185	4,196,079	—	—	4,196,079
Accrued interest receivable	19,685	19,685	19,685	—	—
Non-public investments	24,364	24,364	—	18,870	5,494
BOLI	102,785	102,785	—	102,785	—

Financial Liabilities:
Deposits, other than time deposits	$2,214,372	$2,214,372	$2,214,372	$—	$—
Time deposits	1,963,280	1,964,801	—	1,964,801	—
FHLB Borrowings	120,835	120,778	—	120,778	—

Cash and cash equivalents – The carrying amount approximates fair value for cash and cash equivalents.

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

Loans held for sale – The fair values of loans held for sale is the lower of cost or market, these loans were marked to fair value based on the purchase price of the underlying loans committed to be sold.

Accrued interest receivable – The carrying amount approximates fair value for accrued interest receivable.

Non-public investments – Non-public investments include FHLB stock, FRB Stock, tax credit investments and other non-public investments. FHLB and FRB stock’s carrying amounts approximate fair value. All other non-public investments are carried at the original cost basis or accounted for using the equity method. This approximates fair value as there is no ready market for such investments.

BOLI – BOLI is carried at net cash surrender value of the polices which approximates fair value since that is the approximate liquidation value of these assets.

Deposits – The fair value of deposits with no stated maturity date, such as noninterest-bearing demand deposits, savings, NOW and money market accounts, approximates its carrying value. The fair value of time deposits is based upon the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for time deposits of similar remaining maturities.

FHLB borrowings – Fair value is estimated based on discounted cash flows using current market rates for borrowings with similar terms.

Note 15 – Derivatives and Hedging Activities

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

The following table reflects information about the Company’s derivative positions at the dates indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes, included in prepaid expenses and other assets on the consolidated balance sheet:

December 31, 2025
			Weighted Average Rate
	Notional	Weighted Average	Current Rate	Current Rate
	Amount	Maturity	Paid	Received	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps	$300,000	3.5	3.87%	3.44%	$1,284

Total	$300,000				$1,284

The Company had no derivative positions designated as hedges for accounting purposes during and as of the year ended December 31, 2024.

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 3 years. Included in the table above is a forward-starting interest rate swap with a notional amount of $150 million, which does not begin exchanging cash flows until the third quarter of 2026 and carries a 3-year term during the swap period.

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The Company expects approximately $54,000 (pre-tax) to be reclassified as an increase to net interest income from OCI related to the Company’s cash flow hedges in the twelve months following December 31, 2025. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve at December 31, 2025. The Company had no hedges in place for years ended December 31, 2024 and 2023.

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

The table below presents the number of positions and total notional amount of non-designated hedges and RPAs as of the dates stated:

		Total
December 31, 2025	Number of Positions	Notional
Derivatives not designated as hedging instruments:		(in thousands)
Interest rate products	75	$532,972
RPA credit contracts	17	44,634
Total derivatives not designated as hedging instruments		$577,606

		Total
December 31, 2024	Number of Positions	Notional
Derivatives not designated as hedging instruments:		(in thousands)
Interest rate products	67	$429,881
RPA credit contracts	17	44,901
Total derivatives not designated as hedging instruments		$474,782

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet – The table below presents the fair value of the Company’s derivative financial instruments not designated as hedging instruments, as well as their classification on the consolidated balance sheets as of the dates stated:

	Asset	Liability
	Derivatives (1)	Derivatives (2)

December 31, 2025	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate products	$22,294	$22,294
RPA credit contracts	—	1
Total derivatives not designated as hedging instruments	$22,294	$22,295

December 31, 2024
Derivatives not designated as hedging instruments:
Interest rate products	$27,174	$27,174
RPA credit contracts	—	3
Total derivatives not designated as hedging instruments	$27,174	$27,177
(1)	Recorded in prepaid expenses and other assets on the consolidated balance sheets
(2)	Recorded in accrued expenses and other liabilities on the consolidated balance sheets

Swap contract fees, net of brokerage costs, recognized in earnings on the above noted interest rate products and RPA contracts approximated $1.5 million, $1.6 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

In order to mitigate counterparty default risk in conjunction with these interest rate products and RPAs, the Company was required to maintain collateral deposit accounts with the counterparties to these agreements in amounts of $9.1 million at December 31, 2025 and 2024.

Note 16 – Other Comprehensive Income (Loss)

U.S. GAAP generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are as follows for the periods indicated:

	For the Year Ended
	December 31, 2025			December 31, 2024			December 31, 2023

	(In thousands)
	Pre-Tax	Tax (Expense)	After-Tax	Pre-Tax	Tax (Expense)	After-Tax	Pre-Tax	Tax (Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount

Change in fair value of available-for-sale securities	$6,355	$(1,605)	$4,750	$6,717	$(1,834)	$4,883	$3,740	$(929)	$2,811
Less: Reclassification adjustment for realized gains (losses) in net income	—	—	—	(1,867)	525	(1,342)	—	—	—
Net change in fair value of available-for-sale securities	6,355	(1,605)	4,750	4,850	(1,309)	3,541	3,740	(929)	2,811

Change in unrecognized pension losses from director pension plan:
Net actuarial gains (losses) arising during the year	(233)	65	(168)	119	(33)	86	(244)	69	(175)
New prior service costs related to plan amendments	(1,025)	286	(739)	—	—	—	(430)	123	(307)
Less: Reclassification adjustments into net periodic pension cost:
Amortization of prior service costs	248	(69)	179	57	(16)	41	487	(139)	348
Amortization of net actuarial losses	62	(17)	45	86	(24)	62	81	(23)	58
Net change in other comprehensive income for director pension plan	(948)	265	(683)	262	(73)	189	(106)	30	(76)

Change in fair value of cash flow hedge	1,284	(320)	964	—	—	—	(321)	90	(231)
Change in fair value of cash flow hedge, net of tax	1,284	(320)	964	—	—	—	(321)	90	(231)

Total other comprehensive income (loss)	$6,691	$(1,660)	$5,031	$5,112	$(1,382)	$3,730	$3,313	$(809)	$2,504

The following table presents the components of accumulated other comprehensive loss as of the dates stated:

	As of
	December 31, 2025	December 31, 2024	December 31, 2023

	(In thousands)

Net unrealized holding losses on available-for-sale securities, net of tax	$(2,637)	$(7,387)	$(10,928)
Net unrealized gains on cash flow hedge, net of tax	964	—	—
Unrecognized director pension plan benefits, net of tax	(1,463)	(780)	(969)
Total accumulated other comprehensive loss	$(3,136)	$(8,167)	$(11,897)

Note 17 – Transactions with Officers and Directors

The Company has, and expects to have in the future, related party transactions in the ordinary course of business. The transactions include, but are not limited to, lending activities and deposit services with directors and executive officers of the Company and their affiliates. Based on the Company’s assessment, such transactions are consistent with prudent banking practices and are within applicable banking regulations. During the years ended December 31, 2025 and 2024, no such transactions involved amounts in excess of 5% of the Company’s total shareholders’ equity.

Note 18 – Earnings Per Share (“EPS”)

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

The Company has restricted stock awards that had a dilutive effect during the year ended December 31, 2025. There were no securities that had a dilutive effect during the years ended December 31, 2024 and 2023, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same during the years ended December 31, 2024 and 2023. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. For the years ended December 31, 2025, 2024 and 2023, there were no anti-dilutive shares.

	For the Year Ended December 31,
	2025	2024	2023

	(Dollars in thousands, except per share data)

Net income applicable to common shares	$50,302	$42,149	$9,825

Average number of common shares outstanding	41,541,239	42,705,729	42,705,729
Less: average unvested restricted stock awards	(886,850)	—	—
Less: average unallocated ESOP shares	(3,245,170)	(3,315,900)	(687,500)
Average number of common shares outstanding used to calculate basic EPS	37,409,219	39,389,829	42,018,229

Add: dilutive non-participating unvested restricted stock awards	216,969	—	—
Average number of common shares outstanding used to calculate dilutive EPS	37,626,188	39,389,829	42,018,229
Earnings per common share:
Basic	$1.34	$1.07	$0.23
Diluted	$1.34	$1.07	$0.23

Note 19 – Parent Company Only Financial Information

The following information presents the condensed balance sheets of NB Bancorp, Inc. as of the dates stated:

	December 31,	December 31,
	2025	2024

Assets	(in thousands)
Cash and cash equivalents	$79,252	$149,732
Investment in consolidated subsidiary	779,187	606,765
Other assets	673	8,670
Total assets	859,112	765,167
Liabilities and Shareholders' Equity
Accrued expenses and other liabilities	180	-
Shareholders' equity	858,932	765,167
Total liabilities and shareholders' equity	$859,112	$765,167

The following information presents the statements of income of NB Bancorp, Inc. for the periods stated:

	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023

Interest and dividend income	(in thousands)
Interest on ESOP loan	$3,457	$3,878	$—
Interest on cash	4,383	7,267	233
Interest on commercial loan	31	—	—
Dividend income	93,000	—	—
Total interest income	100,871	11,145	233
Noninterest expense
Salaries and Benefits	966	—	—
Data Processing Expenses	29	—	—
Director & Professional Services	2,122	—	—
Merger and acquisition expense	3,282	—	—
Charitable contribution expense	—	—	19,082
General and administrative (income) expense	(202)	375	30
Total noninterest expense	6,197	375	19,112
Income before income taxes and equity in undistributed net income of subsidiary	94,674	10,770	(18,879)
Income taxes (benefit)	467	3,024	(5,318)
Income before equity in undistributed net income of subsidiary	94,207	7,746	(13,561)
Equity in undistributed net (loss) income of subsidiary	(43,905)	34,403	23,386
Net income	$50,302	$42,149	$9,825

The following information presents the statements of cash flow of NB Bancorp, Inc. for the periods stated:

	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023

Cash flows from operating activities:	(in thousands)
Net income	$50,302	$42,149	$9,825
Adjustments to reconcile net income to net cash used in operating activities:
Changes in other assets	8,207	(8,670)	—
Changes in accrued expense and other liabilities	(860)	(26,206)	26,206
ESOP Expense	3,568	2,800	—
Stock-based compensation	2,910	—	—
Equity in undistributed net loss (income) of subsidiary	43,905	(34,403)	(23,386)
Net cash provided by (used in) operating activities	108,032	(24,330)	12,645
Cash flows from investing activities:
ESOP share purchases	—	(33,397)	(13,774)
Investment in Needham Bank	—	—	(208,643)
Acquisition, net of cash acquired	(95,812)	—	—
Net cash used in investing activities	(95,812)	(33,397)	(222,417)
Cash flows from financing activities:
Net proceeds (costs) from stock offering and issuance of common shares	—	(226)	417,457
Repurchase of common shares under share repurchase plans	(77,125)	—	—
Dividends paid	(5,575)	—	—
Net cash provided by (used in) financing activities:	(82,700)	(226)	417,457
Net (decrease) increase in cash and cash equivalents	(70,480)	(57,953)	207,685
Cash and cash equivalents at beginning of the period	149,732	207,685	—
Cash and cash equivalents at end of the period	$79,252	$149,732	$207,685

Supplemental disclosure of non-cash transactions:
Restricted stock awards granted	$13	$—	$—
Fair value of assets acquired in Provident Acquisition, net of cash	1,402,027	—	—
Fair value of liabilities assumed in Provident Acquisition	1,190,731	—	—
Goodwill from Provident Acquisition	18,512	—	—
Common stock issued for Provident Acquisition	114,654	—	—

Note 20 – Litigation Matters

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, at December 31, 2025, will not have a material effect on the Company’s consolidated financial statements.

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

Note 23 – Recently Issued Accounting Pronouncements

Relevant standards that were adopted during the year ended December 31, 2025:

In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans, which amended the presentation requirements for loans acquired in a business combination that are accounted for under the credit loss standard in ASC 326. Loans acquired in a business combination that are accounted for as PCD assets are presented on the consolidated balance sheet at their amortized cost basis gross of the related ACL. The ACL established at acquisition is presented separately as a valuation allowance. The same gross presentation model applies to certain PSL, where applicable. The amendments are intended to improve transparency and comparability in financial reporting by aligning presentation and disclosure requirements with the economics of acquired financial assets with credit deterioration.

The adoption did not change the Company’s methodology for estimating the ACL under Topic 326 nor did it affect the presentation and disclosures related to acquired financial assets, as the Company had no such acquired financial assets prior to the year ended December 31, 2025. Management does not expect the ongoing application of ASU 2025-08 to have a material impact on the Company’s financial condition or results of operations.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to improve the transparency of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. The adoption of ASU 2023-09 did not have a material effect on the Company’s consolidated financial statements.

Relevant standards that were recently issued but not yet adopted as of December 31, 2025:

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

ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.      Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out as of December 31, 2025 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report.  The Company's Chief Executive Officer and Chief Financial Officer concluded that based on their evaluation at December 31, 2025, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2025 is effective.

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

(c)      Changes in Internal Controls: There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.      Other Information

During the quarter ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 9C.      Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10.      Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the Company’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders (the “Proxy Statement”) that will be filed with the SEC within 120 days following the fiscal year end December 31, 2025 under the captions “Corporate Governance,” “Proposal 1 – Election of Directors – Executive Compensation,” and “Stock Ownership.”

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

PART IV

ITEM 15.      Exhibits and Financial Statement Schedules

(a)(1)Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of December 31, 2025 and 2024

(C)	Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023

(E)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023

(G)	Notes to Consolidated Financial Statements.

(a)(2)Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)Exhibits

3.1	Articles of Incorporation of NB Bancorp, Inc. (1)

3.2	Bylaws of NB Bancorp (1)

4	Form of Common Stock Certificate of NB Bancorp (1)

4.2	Description of NB Bancorp, Inc. Common Stock (4)

10.1	Employment Agreement between Needham Bank and Joe Campanelli (1)

10.2	Needham Bank Nonqualified Deferred Compensation Plan (1)

10.3	Needham Bank Nonqualified Deferred Compensation Plan for Officers (1)(3)

10.4	Needham Bank Long-Term Incentive Plan (1)

10.5	Needham Bank Amended and Restated Director Retirement Plan(1)(3)

10.6	Change in Control Agreement with JP Lapointe (2)

10.7	Change in Control Agreement with Christine Roberts

19	Insider Trading Policy and Procedures (4)

21	Subsidiaries

23.1	Consent of Elliott Davis, LLC, Independent Registered Public Accounting Firm

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	NB Bancorp, Inc. Clawback Policy (5)
(1)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-272567), filed June 9, 2023.
(2)	Incorporated by reference to the Current Report on Form 8-K filed on February 6, 2024.
(3)	Amended by reference to the Current Report on Form 8-K filed on January 28, 2025
(4)	Incorporated by reference to the Annual Report on Form 10-K filed on March 7, 2025.
(5)	Incorporated by reference to the Annual Report on Form 10-K filed on March 28, 2024.

ITEM 16.      Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NB BANCORP, INC.

Date: March 2, 2026	By:	/s/ Joseph P. Campanelli
Joseph P. Campanelli President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joseph P. Campanelli	President and Chief Executive	March 2, 2026
Joseph P. Campanelli	Officer and (Principal Executive Officer)

/s/ Jean-Pierre Lapointe	Senior Executive Vice President and Chief Financial	March 2, 2026
Jean-Pierre Lapointe	Officer (Principal Financial Officer)

/s/ Paul Ayoub	Director	March 2, 2026
Paul Ayoub

/s/ William Darcey	Director	March 2, 2026
William Darcey

/s/ Susan Elliott	Director	March 2, 2026
Susan Elliott

/s/ Angela D. Jackson	Director	March 2, 2026
Angela D. Jackson

/s/ Christopher Lynch	Director	March 2, 2026
Christopher Lynch

/s/ Kenneth Montgomery	Director	March 2, 2026
Kenneth Montgomery

/s/ Joseph R. Nolan, Jr.	Director	March 2, 2026
Joseph R. Nolan, Jr.

/s/ Francis X. Orfanello	Director	March 2, 2026
Francis X. Orfanello

/s/ Hope E. Pascucci	Director	March 2, 2026
Hope E. Pascucci

/s/ Muhammad Raza	Director	March 2, 2026
Muhammad Raza

/s/ Joseph B. Reilly	Director	March 2, 2026
Joseph B. Reilly

/s/ Mark Whalen	Director	March 2, 2026
Mark Whalen