Form 10-Q
period 2026-03-31
NB Bancorp, Inc.
filed 2026-05-08
CIK 1979330

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, 44,706,163 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

NB Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

NB Bancorp, Inc.
Consolidated Balance Sheets
March 31, 2026 (Unaudited) and December 31, 2025
(in thousands except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Cash and due from banks	$327,739	$325,711
Federal funds sold	47,618	81,885
Total cash and cash equivalents	375,357	407,596

Available-for-sale securities, at fair value	277,241	268,959

Loans held for sale, at fair value	63,971	66,447

Loans receivable, net of deferred fees	6,209,910	5,986,140
Allowance for credit losses	(80,195)	(87,411)
Net loans	6,129,715	5,898,729

Accrued interest receivable	27,150	25,390
Banking premises and equipment, net	47,335	46,209
Non-public investments	40,738	33,740
Bank-owned life insurance ("BOLI")	110,586	104,335
Prepaid expenses and other assets	67,749	68,079
Goodwill	18,512	18,512
Core deposit intangible, net	18,411	19,303
Deferred income tax asset, net	49,672	48,831
Total assets	$7,226,437	$7,006,130

Liabilities and shareholders' equity
Deposits
Core deposits	$5,526,936	$5,317,853
Brokered deposits	570,052	535,681
Total deposits	6,096,988	5,853,534
Mortgagors' escrow accounts	4,858	5,193
Federal Home Loan Bank ("FHLB") borrowings	189,701	196,235
Accrued expenses and other liabilities	70,983	70,716
Accrued retirement liabilities	21,129	21,520
Total liabilities	6,383,659	6,147,198

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized; 44,765,178 and 45,770,128
shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	448	458
Additional paid-in capital	432,858	458,864
Unallocated common shares held by the Employee Stock Ownership Plan ("ESOP")	(41,873)	(42,454)
Retained earnings	456,978	445,200
Accumulated other comprehensive loss	(5,633)	(3,136)
Total shareholders' equity	842,778	858,932
Total liabilities and shareholders' equity	$7,226,437	$7,006,130

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Income
(Unaudited - Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2026	2025
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$100,042	$71,440
Interest on securities	2,708	2,290
Interest and dividends on cash equivalents and other	2,936	3,121
Total interest and dividend income	105,686	76,851

INTEREST EXPENSE
Interest on deposits	39,579	32,239
Interest on borrowings	1,239	1,086
Total interest expense	40,818	33,325

NET INTEREST INCOME	64,868	43,526

PROVISION FOR CREDIT LOSSES
Provision for credit losses - loans	6,382	947
(Release of) provision for credit losses - unfunded commitments	(54)	211
Total provision for credit losses	6,328	1,158

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	58,540	42,368

NONINTEREST INCOME
Customer service fees	3,131	2,558
Increase in cash surrender value of BOLI	853	1,031
Mortgage banking income	119	149
Swap contract income	201	88
(Loss) gain on sale of loans, net	(1)	27
Other income	210	29
Total noninterest income	4,513	3,882

NONINTEREST EXPENSE
Salaries and employee benefits	25,468	19,149
Director and professional service fees	4,049	2,148
Occupancy and equipment expenses	2,491	1,580
Data processing expenses	4,439	2,765
Marketing and charitable contribution expenses	1,033	846
FDIC and state insurance assessments	1,152	813
Merger and acquisition expenses	534	—
General and administrative expenses	3,535	1,380
Total noninterest expense	42,701	28,681

INCOME BEFORE TAXES	20,352	17,569

INCOME TAX EXPENSE	5,368	4,914

NET INCOME	$14,984	$12,655

Weighted average common shares outstanding, basic	40,969,748	38,755,746
Weighted average common shares outstanding, diluted	41,421,002	38,755,746
Earnings per share, basic	$0.37	$0.33
Earnings per share, diluted	$0.36	$0.33

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited - Dollars in thousands)

	For the Three Months Ended
	March 31,
	2026	2025
NET INCOME	$14,984	$12,655

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net change in fair value of available-for-sale securities	(1,001)	1,702
Net change in fair value of cash flow hedge	(1,496)	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX:	(2,497)	1,702
TOTAL COMPREHENSIVE INCOME, NET OF TAX	$12,487	$14,357

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited - Dollars in thousands)

	For the Three Months Ended
	Shares of			Unallocated		Accumulated
	Common		Additional	Common		Other
	Stock		Paid-In	Stock Held by	Retained	Comprehensive
	Outstanding	Common Stock	Capital	ESOP	Earnings	Income (Loss)	Total
Balance, December 31, 2024	42,705,729	$427	$417,247	$(44,813)	$400,473	$(8,167)	$765,167
Net income	—	—	—	—	12,655	—	12,655
Other comprehensive income, net of tax	—	—	—	—	—	1,702	1,702
Repurchase of common shares under share repurchase plan	(2,135,286)	(21)	(40,675)	—	—	—	(40,696)
ESOP shares committed to be released (42,121 shares)	—	—	201	582	—	—	783
Balance, March 31, 2025	40,570,443	$406	$376,773	$(44,231)	$413,128	$(6,465)	$739,611

Balance, December 31, 2025	45,770,128	$458	$458,864	$(42,454)	$445,200	$(3,136)	$858,932
Net income	—	—	—	—	14,984	—	14,984
Other comprehensive loss, net of tax	—	—	—	—	—	(2,497)	(2,497)
Repurchase of common shares under share repurchase plan	(1,288,509)	(13)	(27,750)	—	—	—	(27,763)
Restricted stock award issued	283,559	3	(3)	—	—	—	—
Stock-based compensation	—	—	1,443	—	—	—	1,443
ESOP shares committed to be released (42,121 shares)	—	—	303	582	—	—	885
Dividends paid	—	—	—	—	(3,206)	—	(3,206)
Balance, March 31, 2026	44,765,178	$448	$432,857	$(41,872)	$456,978	$(5,633)	$842,778

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,984	$12,655
Adjustments to reconcile net income to net cash from operating activities:
Net (accretion) amortization of available-for-sale securities	(55)	41
Amortization of core deposit intangible	892	37
Provision for credit losses	6,328	1,158
Loan hedge fair value adjustments, net	19	39
Change in net deferred loan origination fees	2,479	233
Loans originated for sale	(2,792)	(340)
Proceeds from sale of loans held for sale	2,984	1,384
Gain on sale of loans	(17)	(27)
Depreciation and amortization expense	901	693
Gain from BOLI death benefit	—	(25)
Increase in cash surrender values of BOLI	(853)	(1,006)
Deferred income tax benefit	(12)	(9)
ESOP expense	885	783
Stock-based compensation	1,443	—
Changes in operating assets and liabilities:
Net change in loans held for sale	3,622	—
Accrued interest receivable	(1,760)	152
Prepaid expenses and other assets	424	3,295
Accrued expenses and other liabilities	(1,750)	(5,575)
Accrued retirement liabilities	(391)	(3,540)

NET CASH PROVIDED BY OPERATING ACTIVITIES	27,331	9,948

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and purchases, net of repayments	(241,442)	(134,195)

Purchases of available-for-sale securities	(34,070)	(12,808)
Proceeds from maturities, calls and paydowns of available-for-sale securities	24,512	8,583
Recoveries of loans previously charged off	237	205
Net change in non-public investments	(6,998)	(346)
Proceeds from BOLI death benefit	—	128
Purchases of BOLI policies	(20,000)	—
Proceeds from surrender of BOLI policies	14,602	—
Purchases of banking premises and equipment	(2,027)	(108)

NET CASH USED IN INVESTING ACTIVITIES	(265,186)	(138,541)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	243,454	148,965
Net change in mortgagors' escrow accounts	(335)	(85)
Repurchase of common shares under share repurchase plans	(27,763)	(40,696)
Dividends paid	(3,206)	—
Advances of FHLB borrowings	415,700	—
Paydowns of FHLB borrowings	(422,234)	(30,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	205,616	78,184

NET CHANGE IN CASH AND CASH EQUIVALENTS	(32,239)	(50,409)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	407,596	363,855

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$375,357	$313,446

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	For the Three Months Ended March 31,
	2026	2025

Supplemental disclosure of cash paid during the period for:
Interest	$40,719	$36,685
Income taxes:
U.S. Federal	—	—
Massachusetts	2,520	2,150
Jurisdictions below 5 percent of total income taxes paid, net of refunds	185	—

Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right of use assets and lease liabilities	$1,947	$—
Increase in operating lease right of use assets and lease liabilities resulting from lease modifications	124	—
Unrealized (losses) gains on available-for-sale securities	(1,331)	2,291
Unrealized holding losses on cash flow hedge	(1,995)	—
Mortgage loans transferred to loans held for sale	1,339	1,017
Restricted stock awards granted	3	—

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

Conversion

Effective December 27, 2023, NB Financial, MHC (the “MHC”), the Bank’s former mutual holding company and the predecessor of the Company, converted from a mutual holding company into a publicly traded stock form of organization. In connection with the conversion, the Company sold 40,997,500 shares of common stock in a public offering at $10.00 per share for net offering proceeds of approximately $400.4 million. Additionally, the Company donated $2.0 million of cash and 1,708,229 shares of common stock to the Needham Bank Charitable Foundation (the “Foundation”).

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

The accompanying Consolidated Balance Sheet as of March 31, 2026, the Consolidated Statements of Income, of Comprehensive Income, of Changes in Shareholders’ Equity and of Cash Flows for the three months ended March 31, 2026 and 2025 are unaudited. The Consolidated Balance Sheet as of December 31, 2025 was derived from the Audited Consolidated Financial Statements as of that date. The interim Consolidated Financial Statements and the accompanying notes should be read in conjunction with the annual Consolidated Financial Statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC. In the opinion of management, the Company’s Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim period, or any future year or period.

The Company qualifies as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012 and has the ability to defer the adoption of new or revised accounting standards until the nonpublic company effective dates. As such, the Company will adopt standards on the nonpublic company effective dates until such time that we no longer qualify as an EGC.

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

Provident Bancorp, Inc. and BankProv Acquisition

On November 15, 2025, the Company completed its acquisition of Provident Bancorp, Inc. and BankProv (“Provident”). The total consideration paid in the acquisition of Provident was $111.8 million in cash and the issuance of 5,943,682 shares of common stock valued at $114.7 million. The acquisition added $1.40 billion of total assets, $1.23 billion of total loans and $1.14 billion in total deposits, each at fair value, as of the date of closing.

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

The calculation of goodwill is subject to change for up to one year after the closing date of the transaction as additional information relative to closing date estimated and uncertainties becomes available. The Company made no adjustments to Goodwill during the three months ended March 31, 2026.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the Allowance for Credit Losses (“ACL”) on loans, fair value determination of acquired assets and liabilities and resulting accretion and amortization of purchase accounting premiums/discounts, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of deferred tax assets, actuarial estimates related to the Company’s retirement programs, the valuation of financial instruments and impairment of goodwill and other intangibles. In connection with the determination of the ACL and foreclosed real estate, management obtains independent appraisals for significant properties.

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

For further discussion of our methodology for estimating the fair value of acquired assets and assumed liabilities in connection with our Provident Acquisition, see Note 1 – Corporate Structure and Nature of Operations; Basis of Presentation – Provident Bancorp, Inc. and BankProv Acquisition.

Recent Accounting Pronouncements

Relevant standards that were recently issued but not yet adopted as of March 31, 2026:

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

Note 3 – Securities

The Company's available-for-sale (“AFS”) securities are carried at fair value. For AFS securities in an unrealized loss position, management will first evaluate whether there is intent to sell, or if it is more likely than not that the Company will be required to sell a security prior to anticipated recovery of its amortized cost basis. If either of these criteria are met, the Company will record a write-down of the security's amortized cost basis to fair value through income. For those AFS securities which do not meet the intent or requirement to sell criteria, management will evaluate whether the decline in fair value is a result of credit related matters or other factors.

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

The following tables summarize the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses at the dates indicated:

	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gain	Loss	Credit Losses	Fair Value

March 31, 2026	(in thousands)
Available-for-Sale Debt Securities:
U.S. Treasury securities	$96,467	$132	$(278)	$—	$96,321
U.S. Government agencies	4,670	20	(4)	—	4,686
Agency mortgage-backed securities	91,838	100	(2,085)	—	89,853
Agency collateralized mortgage obligations	11,321	191	(125)	—	11,387
Corporate bonds	64,702	271	(2,976)	—	61,997
Municipal obligations	6,599	—	(59)	—	6,540
SBA securities	6,574	—	(117)	—	6,457
Total	$282,171	$714	$(5,644)	$—	$277,241

	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gain	Loss	Credit Losses	Fair Value

December 31, 2025	(in thousands)
Available-for-Sale Debt Securities:
U.S. Treasury securities	$95,479	$407	$(103)	$—	$95,783
U.S. Government agencies	9,159	53	—	—	9,212
Agency mortgage-backed securities	69,682	162	(1,253)	—	68,591
Agency collateralized mortgage obligations	12,109	202	(74)	—	12,237
Corporate bonds	72,703	263	(3,081)	—	69,885
Municipal obligations	6,596	—	(72)	—	6,524
SBA securities	6,830	—	(103)	—	6,727
Total	$272,558	$1,087	$(4,686)	$—	$268,959

The Company did not record a provision for estimated credit losses on any AFS securities for the three months ended March 31, 2026 and 2025. Excluded from the table above is accrued interest on AFS securities of $2.1 million and $1.8 million at March 31, 2026 and December 31, 2025, respectively, which is included within accrued interest receivable on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on AFS securities for the three months ended March 31, 2026 and 2025. No securities held by the Company were delinquent on contractual payments at March 31, 2026 or December 31, 2025, nor were any securities placed on non-accrual status during the three months ended March 31, 2026 and 2025.

The following is a summary of actual maturities of certain AFS securities as of March 31, 2026. The amortized cost and fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

Agency mortgage-backed securities and collateralized mortgage obligations are presented as separate lines as paydowns are expected to occur before contractual maturity dates.

	Available-for-Sale
	Amortized Cost	Fair Value

	(in thousands)

Within one year	$66,586	$66,344
Over one year to five years	68,355	68,092
Over five years to ten years	39,940	37,557
Over ten years	4,131	4,008
	179,012	176,001
Agency mortgage-backed securities	91,838	89,853
Agency collateralized mortgage obligations	11,321	11,387
	$282,171	$277,241

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of AFS securities during the three months ended March 31, 2026 and 2025.

The carrying value of AFS securities pledged to secure advances from the FHLB were $216.4 million and $111.5 million as of March 31, 2026 and December 31, 2025, respectively.

The following tables present fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated.

		Less than 12 Months		12 Months or More		Total

		(Dollars in thousands)
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2026	Number of Securities	Losses	Value	Losses	Value	Losses	Value
U.S. Treasuries	24	$(207)	$46,177	$(71)	$2,930	$(278)	$49,107
U.S. Government Agencies	1	(4)	1,621	—	—	(4)	1,621
Agency mortgage-backed securities	36	(882)	48,968	(1,203)	31,175	(2,085)	80,143
Agency collateralized mortgage obligations	4	(7)	1,958	(118)	6,897	(125)	8,855
Corporate bonds	20	(459)	7,533	(2,517)	42,741	(2,976)	50,274
Municipal obligations	6	—	—	(59)	6,540	(59)	6,540
SBA securities	5	(6)	956	(111)	5,501	(117)	6,457
Total	96	$(1,565)	$107,213	$(4,079)	$95,784	$(5,644)	$202,997

		Less than 12 Months		12 Months or More		Total

		(Dollars in thousands)
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2025	Number of Securities	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	8	$(11)	$8,929	$(92)	$10,945	$(103)	$19,874
Agency mortgage-backed securities	25	(301)	26,876	(952)	31,890	(1,253)	58,766
Agency collateralized mortgage obligations	4	(7)	1,995	(67)	7,324	(74)	9,319
Corporate bonds	24	(356)	6,634	(2,725)	53,538	(3,081)	60,172
Municipal obligations	6	(1)	1,440	(71)	5,084	(72)	6,524
SBA securities	5	(28)	2,299	(75)	4,428	(103)	6,727
Total	72	$(704)	$48,173	$(3,982)	$113,209	$(4,686)	$161,382

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Included in corporate bonds are investments in senior and subordinated debt of banks and bank holding companies, some of which do not have investment ratings.

At March 31, 2026, AFS debt securities had unrealized losses with aggregate depreciation of 2.7% from the Company’s amortized cost basis. These unrealized losses relate to changes in market interest rates since acquiring the securities. As management has the intent and ability to hold these securities until maturity or cost recovery, no allowance for credit losses on securities is deemed necessary as of March 31, 2026 and December 31, 2025.

Note 4 – Loans Receivable, Allowance for Credit Losses and Credit Quality

Loans Held for Sale

Loans held for sale to the secondary market are carried at the lower of cost or estimated market value on an individual loan basis. Gains on sales of loans are recognized in the consolidated statements of income at the time of sale. Losses on sales of loans are recognized in the consolidated statements of income when incurred. Interest income is recognized on loans held for sale between the time the loan is funded and the loan is sold. Direct loan origination costs and fees are deferred upon origination and are recognized in the consolidated statements of income on the date of sale. As of March 31, 2026 and December 31, 2025, the Company had $64.0 million and $66.4 million of consumer loans held for sale, respectively.

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

Management’s determination of the adequacy of the ACL under FASB ASC 326 is based on an evaluation of the composition of the loan portfolio, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The Company uses a third-party CECL model as part of its estimation of the ACL on a quarterly basis. Loans with similar risk characteristics are collectively assessed within pools (or segments). Loss estimates within the collectively assessed population are based on a combination of pooled assumptions and loan-level characteristics. The Company has determined that using federal call codes is an appropriate loan segmentation methodology, as it is generally based on risk characteristics of a loan’s underlying collateral.

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

Additionally, interest rate forecasts sourced from CME Group’s “FedWatch”, Wells Fargo’s “U.S. Economic Outlook,” and FHN Financial’s “Economic Forecast” publications are used for consideration of rate sensitivity in the model’s loan prepayment speed estimation. Historical loss rates used in the quantitative model are primarily derived using both the Bank’s data and peer bank data obtained from publicly available sources (i.e., federal call reports). The Bank’s peer group is comprised of financial institutions of relatively similar size and in similar markets (i.e., $10 billion or less of total assets and headquartered in New England). The peer group used for certain loan segments is a national peer group of financial institutions of relatively similar size, where appropriate. The changes did not have a material impact on the ACL during the year ended December 31, 2025.

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

The Company made no significant changes to loss factors, assumptions nor qualitative factors within the CECL model during the three months ended March 31, 2026 and 2025.

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

●	Commercial and industrial loans may be secured by non-real estate collateral such as accounts receivable, inventory, equipment, or other similar assets. Enterprise value is defined as imputed value for the entire underlying business. To determine an appropriate range of enterprise value, management relies on a standardized set of valuation methodologies that take into account future projected cash flows, market-based multiples, as well as asset values. Valuations involve both quantitative and qualitative considerations and professional judgments concerning differences in financial and operating characteristics in addition to other factors that may impact values over time.

●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.

●	Home equity lines of credit are generally secured by second mortgages on residential real estate property.

●	Consumer loans are generally secured by boat and recreational vehicles, automobiles, solar panels and other personal property. Some consumer loans are unsecured, have no underlying collateral, and would not be considered collateral-dependent.

●	Warehouse loans are primarily facility lines to non-bank mortgage origination companies. The underlying collateral of these loans are residential real estate loans.

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

Loans consist of the following as of the dates stated:

	March 31, 2026		December 31, 2025
	Amount	Percent	Amount	Percent

	(Dollars in thousands)

One-to-four-family residential	$1,185,601	19.06%	$1,177,156	19.64%
Home equity	155,717	2.50%	152,602	2.55%
Total residential real estate	1,341,318	21.56%	1,329,758	22.19%

Commercial real estate	1,924,862	30.95%	1,924,043	32.09%
Multi-family residential	538,164	8.65%	517,527	8.63%
Total commercial real estate	2,463,026	39.60%	2,441,570	40.72%
Construction and land development	782,721	12.58%	730,573	12.19%
Commercial and industrial	1,143,086	18.38%	1,007,669	16.81%
Total commercial	4,388,833	70.56%	4,179,812	69.72%

Consumer, net of premium/discount	212,923	3.42%	203,497	3.40%

Mortgage warehouse	277,191	4.46%	280,949	4.69%

Total loans	6,220,265	100.00%	5,994,016	100.00%
Deferred fees, net	(10,355)		(7,876)
Allowance for credit losses	(80,195)		(87,411)
Net loans	$6,129,715		$5,898,729

Included in the above are approximately $466.8 million and $404.8 million in loans to borrowers in the cannabis industry at March 31, 2026 and December 31, 2025, respectively. Of that total, $321.0 million and $228.8 million were direct loans to cannabis companies and were collateralized by real estate at March 31, 2026 and December 31, 2025, respectively.

During the three months ended March 31, 2026 and 2025, the Company purchased approximately $14.7 million and $14.4 million of consumer loan pools, respectively. The loans purchased during the three months ended March 31, 2026 and 2025 included loan pools collateralized by automobiles.

The outstanding balances of consumer purchased loans, shown net of premium (discount) are as follows as of the dates stated:

	March 31, 2026
	Gross Loan	Premium (Discount)	Net Loan

	(in thousands)

Student loans	$4,993	$36	$5,029
Automobile loans	82,167	—	82,167
Solar panel loans	47,364	(4,284)	43,080
Home improvement loans	34,108	(24)	34,084
Total	$168,632	$(4,272)	$164,360

	December 31, 2025
	Gross Loan	Premium (Discount)	Net Loan

	(in thousands)

Student loans	$5,421	$34	$5,455
Boat and RV loans	238	—	238
Automobile loans	75,560	—	75,560
Solar panel loans	49,077	(4,667)	44,410
Home improvement loans	35,845	(13)	35,832
Total	$166,141	$(4,646)	$161,495

The carrying value of loans pledged to secure advances from the FHLB were $1.25 billion and $1.56 billion as of March 31, 2026 and December 31, 2025, respectively.

The following table presents the aging of the amortized cost of loans receivable by loan category as of the date stated:

	March 31, 2026
		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans

	(in thousands)
Real estate loans:
One-to-four-family residential	$1,178,542	$5,225	$71	$—	$1,763	$1,185,601
Home equity	153,511	533	—	—	1,673	155,717
Commercial real estate	1,911,674	60	80	12,654	394	1,924,862
Multi-family residential	538,164	—	—	—	—	538,164
Construction and land development	782,711	—	—	—	10	782,721
Commercial and industrial	1,102,974	351	876	—	38,885	1,143,086
Consumer	204,088	4,407	1,590	—	2,838	212,923
Mortgage warehouse	277,191	—	—	—	—	277,191
Total	$6,148,855	$10,576	$2,617	$12,654	$45,563	$6,220,265

	December 31, 2025
		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans

	(in thousands)
Real estate loans:
One-to-four-family residential	$1,166,731	$7,232	$481	$—	$2,712	$1,177,156
Home equity	150,413	445	385	—	1,359	152,602
Commercial real estate	1,923,108	80	—	—	855	1,924,043
Multi-family residential	517,527	—	—	—	—	517,527
Construction and land development	730,563	—	—	—	10	730,573
Commercial and industrial	895,662	73,225	2,531	—	36,251	1,007,669
Consumer	194,595	4,665	2,022	—	2,215	203,497
Mortgage Warehouse	280,949	—	—	—	—	280,949
Total	$5,859,548	$85,647	$5,419	$—	$43,402	$5,994,016

As of March 31, 2026, the Company had one commercial and industrial loan with an outstanding balance of $12.7 million that was ninety days past due and still accruing. The loan is well secured and in the process of collection, as the borrower has brought the loan current. The Company had no loans ninety days past due and still accruing as of March 31, 2025.

The following table presents the amortized cost of nonaccrual loans receivable by loan category as of the dates stated:

	March 31, 2026			December 31, 2025
	Nonaccrual	Nonaccrual	Total	Nonaccrual	Nonaccrual	Total
	Loans with	Loans with	Nonaccrual	Loans with	Loans with	Nonaccrual
	No ACL	an ACL	Loans	No ACL	an ACL	Loans

	(In thousands)
Real estate loans:
One-to-four-family residential	$1,763	$—	$1,763	$2,712	$—	$2,712
Home equity	1,673	—	1,673	1,359	—	1,359
Commercial real estate	394	—	394	855	—	855
Construction and land development	10	—	10	10	—	10
Commercial and industrial	18,421	20,464	38,885	19,799	16,452	36,251
Consumer	2,838	—	2,838	2,215	—	2,215
Total	$25,099	$20,464	$45,563	$26,950	$16,452	$43,402

During the three months ended March 31, 2026 and 2025, the Company reversed $483,000 and $378,000 of interest income for loans that were placed on non-accrual respectively.

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

The following table presents the amortized cost of loans receivable by internal risk grade by year of origination as of March 31, 2026. Also presented are current period gross charge-offs by loan type and vintage year for the three months ended March 31, 2026:

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
One-to-Four-Family Residential
Grade:
Pass	1-5	$34,044	$111,535	$91,410	$128,377	$249,884	$531,121	$37,309	$1,183,680
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	1,793	128	1,921
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$34,044	$111,535	$91,410	$128,377	$249,884	$532,914	$37,437	$1,185,601
Current period gross charge-offs		$—	$—	$—	$—	$—	$56	$—	$56

Home Equity
Grade:
Pass	1-5	$—	$—	$494	$245	$—	$761	$152,543	$154,043
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	62	125	—	450	1,037	1,674
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$556	$370	$—	$1,211	$153,580	$155,717
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Grade:
Pass	1-5	$38,914	$315,912	$163,071	$270,371	$340,981	$597,223	$72,775	$1,799,247
Special Mention	6	—	—	13,395	33,569	48,800	6,561	—	102,325
Substandard	7	—	—	—	—	—	23,290	—	23,290
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$38,914	$315,912	$176,466	$303,940	$389,781	$627,074	$72,775	$1,924,862
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Multi-Family
Grade:
Pass	1-5	$21,015	$52,911	$17,020	$78,387	$231,887	$135,286	$1,658	$538,164
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$21,015	$52,911	$17,020	$78,387	$231,887	$135,286	$1,658	$538,164
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Grade:
Pass	1-5	$36,390	$107,159	$212,312	$252,742	$12,750	$19,579	$122,141	$763,073
Special Mention	6	—	—	—	—	19,638	—	—	19,638
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$36,390	$107,159	$212,312	$252,742	$32,388	$19,589	$122,141	$782,721
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade:
Pass	1-5	$200,953	$85,481	$64,217	$100,716	$75,819	$145,284	$291,815	$964,285
Special Mention	6	—	13,628	465	1,156	9,034	10,823	94,719	129,825
Substandard	7	—	9,500	—	3,519	16,183	13,403	6,362	48,967
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	9	—	—	9
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$200,953	$108,609	$64,682	$105,391	$101,045	$169,510	$392,896	$1,143,086
Current period gross charge-offs		$—	$—	$—	$—	$7,072	$5,298	$—	$12,370

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Consumer
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		14,814	57,344	36,789	3,615	38,833	56,483	5,045	212,923
Total		$14,814	$57,344	$36,789	$3,615	$38,833	$56,483	$5,045	$212,923
Current period gross charge-offs		$—	$—	$164	$91	$496	$651	$7	$1,409

Mortgage Warehouse
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$277,191	$277,191
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$—	$—	$—	$—	$277,191	$277,191
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Total Loans
Grade:
Pass	1-5	$331,316	$672,998	$548,524	$830,838	$911,321	$1,429,254	$955,432	$5,679,683
Special Mention	6	—	13,628	13,860	34,725	77,472	17,384	94,719	251,788
Substandard	7	—	9,500	62	3,644	16,183	38,936	7,527	75,852
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	9	—	—	9
Loans not formally risk rated (1)		14,814	57,344	36,789	3,615	38,833	56,483	5,045	212,923
Total		$346,130	$753,470	$599,235	$872,822	$1,043,818	$1,542,067	$1,062,723	$6,220,265
Current period gross charge-offs		$—	$—	$164	$91	$7,568	$6,005	$7	$13,835

(1) Consumer loans are not formally risk rated and included $2.8 million of loans on non-accrual as of March 31, 2026.

The following table presents the amortized cost of loans receivable by internal risk grade by year of origination as of December 31, 2025. Also presented are current period gross charge-offs by loan type and vintage year for the three months ended December 31, 2025:

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
One-to-Four-Family Residential
Grade:
Pass	1-5	$109,894	$99,901	$133,211	$252,202	$230,200	$310,541	$38,849	$1,174,798
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	239	1,983	136	2,358
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$109,894	$99,901	$133,211	$252,202	$230,439	$312,524	$38,985	$1,177,156
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Home Equity
Grade:
Pass	1-5	$—	$481	$245	$—	$—	$919	$149,598	$151,243
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	62	125	—	—	—	1,172	1,359
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$543	$370	$—	$—	$919	$150,770	$152,602
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Grade:
Pass	1-5	$277,427	$176,824	$268,778	$350,792	$166,603	$443,438	$109,330	$1,793,192
Special Mention	6	—	12,654	33,785	49,323	4,277	6,918	—	106,957
Substandard	7	—	—	—	457	—	23,437	—	23,894
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$277,427	$189,478	$302,563	$400,572	$170,880	$473,793	$109,330	$1,924,043
Current period gross charge-offs		$—	$—	$—	$18	$—	$—	$—	$18

Multi-Family
Grade:
Pass	1-5	$51,330	$17,220	$79,309	$232,302	$29,510	$106,112	$1,744	$517,527
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$51,330	$17,220	$79,309	$232,302	$29,510	$106,112	$1,744	$517,527
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Grade:
Pass	1-5	$95,751	$212,670	$256,764	$13,536	$16,138	$3,466	$99,857	$698,182
Special Mention	6	—	—	—	32,381	—	—	—	32,381
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$95,751	$212,670	$256,764	$45,917	$16,138	$3,476	$99,857	$730,573
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade:
Pass	1-5	$72,148	$65,844	$99,436	$91,265	$106,858	$61,608	$387,604	$884,763
Special Mention	6	—	1,696	2,262	12,851	10,417	4,306	45,454	76,986
Substandard	7	9,500	—	2,437	13,835	4,878	8,776	6,389	45,815
Doubtful	8	—	—	—	105	—	—	—	105
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$81,648	$67,540	$104,135	$118,056	$122,153	$74,690	$439,447	$1,007,669
Current period gross charge-offs		$—	$—	$—	$—	$—	$3,762	$—	$3,762

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Consumer
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		56,733	40,589	3,775	41,676	36,574	20,694	3,456	203,497
Total		$56,733	$40,589	$3,775	$41,676	$36,574	$20,694	$3,456	$203,497
Current period gross charge-offs		$144	$—	$43	$732	$374	$24	$7	$1,324

Mortgage Warehouse
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$280,949	$280,949
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$—	$—	$—	$—	$280,949	$280,949
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Total Loans
Grade:
Pass	1-5	$606,550	$572,940	$837,743	$940,097	$549,309	$926,084	$1,067,931	$5,500,654
Special Mention	6	—	14,350	36,047	94,555	14,694	11,224	45,454	216,324
Substandard	7	9,500	62	2,562	14,292	5,117	34,196	7,697	73,426
Doubtful	8	—	—	—	105	—	10	—	115
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		56,733	40,589	3,775	41,676	36,574	20,694	3,456	203,497
Total		$672,783	$627,941	$880,127	$1,090,725	$605,694	$992,208	$1,124,538	$5,994,016
Current period gross charge-offs		$144	$—	$43	$750	$374	$3,786	$7	$5,104

(1) Consumer loans are not formally risk rated and included $2.2 million of loans on non-accrual as of December 31, 2025.

The following table presents an analysis of the change in the ACL by major loan segment for the periods stated:

	For the Three Months Ended March 31, 2026
	One-to-Four				Construction
	Family		Commercial		and Land	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Development	Industrial	Consumer	Mortgage Warehouse	Unallocated	Total

	(in thousands)
Balance at December 31, 2025	$1,703	$152	$21,599	$1,188	$5,050	$49,599	$7,895	225	$—	$87,411
Provision for (release of) credit losses	62	3	386	209	154	4,093	1,478	(3)	—	6,382
Charge-offs	(56)	—	—	—	—	(12,370)	(1,409)	—	—	(13,835)
Recoveries of loans previously charged-off	—	—	—	—	—	12	225	—	—	237
Balance at March 31, 2026	$1,709	$155	$21,985	$1,397	$5,204	$41,334	$8,189	$222	$—	$80,195

	For the Three Months Ended March 31, 2025
	One-to-Four				Construction
	Family		Commercial		and Land	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Development	Industrial	Consumer	Mortgage Warehouse	Unallocated	Total

	(in thousands)
Balance at December 31, 2024	$1,195	$74	$9,481	$599	$4,137	$11,174	$12,084	$—	$—	$38,744
Provision for (release of) credit losses	98	14	(723)	16	703	901	(62)	—	—	947
Charge offs	—	—	—	—	—	—	(1,558)	—	—	(1,558)
Recoveries of loans previously charged off	—	—	—	—	—	12	193	—	—	205
Balance at March 31, 2025	$1,293	$88	$8,758	$615	$4,840	$12,087	$10,657	$—	$—	$38,338

The charge-offs in the commercial and industrial portfolio during the quarter ended March 31, 2026 were primarily driven by two large charge-offs of PCD loans, in amounts of $10.6 million and $1.8 million. These loans were previously reserved for through purchase accounting adjustments as of the acquisition date and resulted in no additional loss to the Company.

The following table presents the amortized cost of collateral-dependent loans as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Real estate loans:
One to four-family residential	$1,690	$2,433
Home equity	1,635	1,338
Commercial real estate	18,606	19,057
Construction and land development	10	10
Commercial and industrial loans	48,286	62,986
Total	$70,227	$85,824

The Company closely monitors the performance of borrowers experiencing financial difficulty to understand the effectiveness of its loan modification efforts.

The following table presents the period end amortized cost basis of loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2026, disaggregated by class of financing receivable, type of modification granted and the financial effect of the modifications.

	Three Months Ended March 31, 2026
	Amortized	% of Total Class of
	Cost Basis	Financing Receivable	Financial Effect
	(In thousands)
Interest rate reduction
Commercial real estate	$4,334	0.2%	Terminated swap, changed interest rate index, reduced spread and added rate floors
Total	$4,334

Modifications to borrowers experiencing financial difficulty were performing in accordance with the modified terms, current and not in default as of March 31, 2026 and December 31, 2025.  During the three months ended March 31, 2025, the Company did not modify any loans to borrowers experiencing financial difficulty.

Note 5 – Goodwill and Other Intangible Assets

The table below sets forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization as of the dates indicated:

	March 31, 2026	December 31, 2025

	(in thousands)
Balances not subject to amortization:
Goodwill	$18,512	$18,512
Balances subject to amortization:
Core deposit intangibles	18,411	19,303
Total goodwill and other intangibles (1)	$36,923	$37,815

(1)	The goodwill recorded during December 31, 2025 relates to the acquisition of Provident.

The changes in the carrying value of goodwill for the periods indicated were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025

	(in thousands)
Balance at beginning of period	$18,512	$—
Goodwill recorded during the period	—	—
Goodwill disposed of during the period	—	—
Balance at end of period	$18,512	$—

The following table sets forth the carrying amount of the Company’s other intangible assets, net of accumulated amortization, as of the dates indicated below:

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in thousands)
Core deposit intangible - Provident	$18,800	$1,283	$17,517
Core deposit intangible - Century Cannabis	1,488	594	894
Total core deposit intangibles	$20,288	$1,877	$18,411

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in thousands)
Core deposit intangible - Provident	18,800	$428	$18,372
Core deposit intangible - Century Cannabis	1,488	557	931
Total core deposit intangibles	$20,288	$985	$19,303

In accordance with the accounting guidance codified in ASC 350-20, the Company performs a test of goodwill for impairment at the reporting segment level on an annual basis, or sooner, if an event occurs or circumstances change which might indicate that the fair value of a reporting unit is below its carrying amount. The Company has one identified reporting segment and assigned goodwill to the banking business reporting segment.

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

The amortization expense of the Company’s other intangible assets was $892,000 and $37,000 during the three months ended March 31, 2026 and 2025, respectively.

The weighted average original amortization period and weighted average remaining useful life of the Company’s other intangible assets is 10.0 years and 9.3 years, respectively. Management performs an assessment of the remaining useful lives of the Company’s intangible assets on a quarterly basis to determine if such lives remain appropriate.

The estimated amortization expense for the remaining useful life of the Company’s other intangible assets is as follows (in thousands):

Year
2026	$2,632
2027	3,183
2028	2,841
2029	2,499
2030	2,157
2031 and thereafter	5,099
$18,411

Note 6 – Employee Benefits

401(k) Plan – The Company has an employee tax deferred incentive plan (the “401(k) plan”) under which the Company makes voluntary contributions within certain limitations. All employees who meet specified age and length of service requirements are eligible to participate in the 401(k) plan.

The amount contributed by the Company to the 401(k) Plan is included in salaries and employee benefits in the consolidated statements of income. The amounts contributed to the 401(k) plan for the three months ended March 31, 2026 and 2025 were $1.1 million and $688,000, respectively.

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

During the three months ended March 31, 2025, as part of the final CBERA Plan liquidation, the Company contributed an additional $1.2 million to the CBERA Plan.

Officers’ Deferred Compensation Plan – The Company maintains an unfunded, defined contribution, Non-qualified Deferred Compensation Plan (“Officers’ Deferred Comp Plan”) for select employees of the Company. The Officers’ Deferred Comp Plan was provided to key management of the Company and results in 5% - 20% of the employee’s then current base salary being credited to the participant’s account annually, subject to increases based upon increases in annual base compensation and the possibility of additional discretionary contributions. The employees vest at varying dates in accordance with each individual’s deferred compensation participation agreement; however, all key officers will be fully vested upon the attainment of age 65. The obligations under these plans are included in accrued retirement liabilities in the Company’s consolidated balance sheets and approximated $2.5 million and $2.4 million at March 31, 2026 and December 31, 2025, respectively. The expense under the Officers’ Deferred Comp Plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $88,000 and $89,000 for the three months ended March 31, 2026 and 2025, respectively.

Deferred Compensation Plans – The Company maintains an unfunded Non-qualified Deferred Compensation Plan (“Deferred Comp Plan”) for select employees of the Company. The Deferred Comp Plan was provided to key management of the Company and allows for the employees to defer amounts from their salary, bonus, or Long-Term Incentive Plan (“LTIP”) into the Deferred Comp Plan to be paid out at a future date. Amounts deferred under the Deferred Comp Plan increase in value based upon the growth of the Bank’s tangible capital, with the Compensation Committee holding discretionary authority. The obligations under the Deferred Comp Plan are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $8.0 million and $5.1 million at March 31, 2026 and December 31, 2025, respectively.

LTIP – In January 2020, the Company put into place a long-term incentive plan for certain members of its management team where benefits are awarded annually on a discretionary basis and cliff vest after three years. Under this plan, individuals are granted “phantom shares” and benefits are accrued based upon the projected growth of the Bank’s capital. The obligations under this plan are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $3.8 million and $7.2 million as of March 31, 2026 and December 31, 2025, respectively. The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $612,000 and $832,000 for the three months ended March 31, 2026 and 2025, respectively.

Director Pension Plan – The Company has a director defined benefit pension plan (“Director Pension Plan”), covering directors who were in service prior to 2023 and have met the plan’s vesting requirements. The Company’s liabilities for the Director Pension Plan are calculated by an independent actuary who uses the “projected unit credit” actuarial method to determine the normal cost and actuarial liability. The liability for the Director Pension Plan amounted to $6.9 million and $6.8 million as of March 31, 2026 and December 31, 2025, respectively, and is recorded on the consolidated balance sheets.

The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $160,000 and $162,000 for the three months ended March 31, 2026 and 2025, respectively.

The Company records an estimate of net periodic pension cost for the director pension plan to accrued retirement liabilities on the consolidated balance sheet on a quarterly basis. Equity adjustments, to accumulated other comprehensive loss, in conjunction with the pension plan are recorded by the Company annually upon receipt of the independent actuarial report.

Employment and Change in Control Agreements – The Company entered into an employment agreement with the Chief Executive Officer that renews for one additional year each January 1st. During 2025, the Company entered into Change in Control agreements with certain executive officers, which provide severance payments in the event of the executive’s involuntary or constructive termination of employment, including upon a termination following a change in control as defined in the agreements.

Employee Stock Ownership Plan – As part of the Initial Public Offering ("IPO") completed on December 27, 2023, the Bank established a tax-qualified Employee Stock Ownership Plan ("ESOP") to provide eligible employees the opportunity to own Company shares. The ESOP borrowed $47.2 million from the Company to purchase 3,416,458 common shares on the open market.

The original loan was payable in annual installments over 20 years at an interest rate of 8.50%. During the year ended December 31, 2025, the loan was refinanced into annual installments over the remaining 19 years at an interest rate of 7.50%. As the loan is repaid to the Company, shares are released and allocated proportionally to eligible participants on the basis of each participant’s proportional share of compensation relative to the compensation of all participants. The unallocated ESOP shares are pledged as collateral on the loan. The Company accounts for its ESOP in accordance with FASB ASC 718-40, Compensation – Stock Compensation.

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

As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability on the Company’s consolidated balance sheets. Total compensation expense recognized in connection with the ESOP was $885,000 and $783,000 for the three months ended March 31, 2026 and 2025, respectively.

The following table presents share information held by the ESOP:

	As of
	March 31, 2026	December 31, 2025

	(Dollars in thousands)
Allocated shares	170,823	170,823
Shares committed to be released	42,121	170,823
Unallocated shares	3,203,514	3,074,812
Total shares	3,416,458	3,416,458
Fair value of unallocated shares	$67,498	$60,943

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

The following table presents RSA activity for the periods indicated (dollars in thousands).

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Non-vested balance at beginning of period	1,284,525	$16.41	—	$—
Granted	283,559	21.64	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested balance at end of period	1,568,084	$17.36	—	$—

The following table presents stock-based compensation expense for the periods indicated.

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

	(in thousands)
Stock-based compensation expense:
Restricted stock awards	$1,443	$—
Total stock-based compensation expense	$1,443	$—
Related tax benefits recognized in earnings	$—	$—

During the three months ended March 31, 2026, the Company granted 283,559 shares of restricted stock with a weighted-average grant date fair value per share of $21.64 and recognized $1.4 million of stock compensation expense. The Company did not have any restricted stock activity or recognize any stock compensation expense during the three months ended March 31, 2025.

Unrecognized stock compensation expense, which is included in Additional Paid-in Capital on the Consolidated Balance Sheets was $22.9 million and $18.2 million at March 31, 2026 and December 31, 2025, respectively.

Note 7 – Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2026 and December 31, 2025.

AFS securities – Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds (such as U.S. Treasuries), mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Derivative arrangements – The fair values of derivative arrangements are estimated by the Company using a third-party derivative valuation expert who relies on Level 2 inputs, namely discounted cash flow models to determine fair value by calculating a settlement termination value with the counterparty.

Assets measured and reported at estimated fair value on a recurring basis are summarized below:

March 31, 2026	Level 1	Level 2	Level 3	Fair Value

Assets:	(in thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$96,321	$—	$—	$96,321
U.S. Government agencies	—	4,686	—	4,686
Agency mortgage-backed securities	—	89,853	—	89,853
Agency collateralized mortgage obligations	—	11,387	—	11,387
Corporate bonds	—	47,753	14,244	61,997
Municipal obligations	—	6,540	—	6,540
SBA securities	—	6,457	—	6,457
Total available-for-sale debt securities	$96,321	$166,676	$14,244	$277,241

Derivative assets	$—	$20,527	$—	$20,527

Liabilities:
Derivative liabilities	$—	$21,249	$—	$21,249

December 31, 2025	Level 1	Level 2	Level 3	Fair Value

Assets:	(in thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$95,783	$—	$—	$95,783
U.S. Government agencies	—	9,212	—	9,212
Agency mortgage-backed securities	—	68,591	—	68,591
Agency collateralized mortgage obligations	—	12,237	—	12,237
Corporate bonds	—	55,664	14,221	69,885
Municipal obligations	—	6,524	—	6,524
SBA securities	—	6,727	—	6,727
Total available-for-sale debt securities	$95,783	$158,955	$14,221	$268,959

Derivative assets	$—	$23,562	$—	$23,562

Liabilities:
Derivative liabilities	$—	$22,295	$—	$22,295

The Company had no purchases, sales or transfers of Level 3 assets during the three months ended March 31, 2026 and 2025. The changes in Level 3 assets during the three months ended March 31, 2026 and 2025 are attributable to total net gains (losses) included in Other Comprehensive Income on subordinated debentures.

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

Enterprise value is defined as imputed value for the entire underlying business. To determine an appropriate range of enterprise value, management relies on a standardized set of valuation methodologies that take into account future projected cash flows, market-based multiples, as well as asset values. Valuations involve both quantitative and qualitative considerations and professional judgments concerning differences in financial and operating characteristics in addition to other factors that may impact values over time (Level 3).

The Company had no liabilities measured at fair value on a non-recurring basis.

The following table summarizes assets measured at fair value on a non-recurring basis:

	March 31, 2026
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)
Collateral-dependent loans, net of reserve	$—	$—	$39,632	$39,632

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)
Collateral-dependent loans, net of reserve	$—	$—	$42,041	$42,041

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

	Significant	Significant
	Valuation	Observable	Unobservable
	Technique	Inputs	Inputs
Collateral-dependent loans	Appraisal Value / Comparison Sales / Enterprise Value	Appraisals and/or sales of comparable properties or financial statements of the business

Appraisals discounted 5 to 20% for sales commission and other holding costs; Enterprise value discounts of assets, liabilities and equity; industry Earnings Before Interest, Taxes, Depreciation and Amortization multiples

ASC Topic 825, Financial Instruments (ASC 825), requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.

ASC 825 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. As of March 31, 2026 and December 31, 2025, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

The following tables present the estimated fair values, related carrying amounts, and valuation level of the financial instruments as of the dates stated:

	March 31, 2026
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Financial Assets:
Cash and cash equivalents	$375,357	$375,357	$375,357	$—	$—
Loans held for sale, at fair value	63,971	63,971	63,971	—	—
Loans receivable, net	6,129,715	6,207,104	—	—	6,207,104
Accrued interest receivable	27,150	27,150	27,150	—	—
Non-public investments	40,738	40,738	—	23,465	17,273
BOLI	110,586	110,586	—	110,586

Financial Liabilities:
Deposits, other than time deposits	$3,518,621	$3,518,621	$3,518,621	$—	$—
Time deposits	2,578,367	2,578,013	—	2,578,013	—
FHLB borrowings	189,701	186,033	—	186,033	—

	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Financial Assets:
Cash and cash equivalents	$407,596	$407,596	$407,596	$—	$—
Loans held for sale, at fair value	66,447	66,447	66,447	—	—
Loans receivable, net	5,898,729	5,893,652	—	—	5,893,652
Accrued interest receivable	25,390	25,390	25,390	—	—
Non-public investments	33,740	33,740	—	16,594	17,146
BOLI	104,335	104,335	—	104,335	—

Financial Liabilities:
Deposits, other than time deposits	$3,348,643	$3,348,643	$3,348,643	$—	$—
Time deposits	2,504,891	2,506,499	—	2,506,499	—
FHLB borrowings	196,235	191,970	—	191,970	—

Note 8 – Commitments and Contingencies

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of March 31, 2026 and December 31, 2025, the maximum potential amount of the Company’s obligation was $9.0 million for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Financial instruments whose contract amounts represents off-balance sheet credit risk and are not reflected on the Company’s consolidated balance sheets consist of the following at the dates stated:

	As of
	March 31, 2026	December 31, 2025

	(In thousands)

Commitments to originate loans	$11,298	$45,391
Unadvanced funds on lines of credit	822,843	742,375
Unadvanced funds on construction loans	380,397	409,180
Unadvanced funds on mortgage warehouse loans	386,744	—
Letters of credit	8,977	9,013
	$1,610,259	$1,205,959

The Bank accrues for credit losses related to off-balance sheet financial instruments. Potential losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for credit losses on loans, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $3.3 million as of March 31, 2026 and December 31, 2025. For the three months ended March 31, 2026 and 2025, the Company recorded a release of credit losses on unfunded commitments of $54,000 and a provision for credit losses on unfunded commitments of $211,000, respectively.

Note 9 – Derivatives and Hedging Activities

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

The following tables reflect information about the Company’s derivative positions at the dates indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes, included in prepaid expenses and other assets on the consolidated balance sheet.

March 31, 2026
			Weighted Average Rate
	Notional	Weighted Average	Current Rate	Current Rate	Fair Value
	Amount	Maturity	Paid	Received	Asset (Liability)
	(in thousands)	(in years)			(in thousands)
Interest rate swaps	$300,000	2.8	3.64%	3.44%	$(711)

Total	$300,000				$(711)

December 31, 2025
			Weighted Average Rate
	Notional	Weighted Average	Current Rate	Current Rate	Fair Value
	Amount	Maturity	Paid	Received	Asset (Liability)
	(in thousands)	(in years)			(in thousands)
Interest rate swaps	$300,000	3.5	3.87%	3.44%	$1,284

Total	$300,000				$1,284

(1)	Asset balances are recorded in prepaid expenses and other assets on the consolidated balance sheets. Liability balances are recorded in accrued expenses and other liabilities on the consolidated balance sheets.

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

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $492,000 (pre-tax) to be reclassified as an increase to net interest income from OCI related to the Company’s cash flow hedges in the twelve months following March 31, 2026.

This reclassification is due to anticipated payments that will be made and/or received on the swaps based on the forward curve at March 31, 2026. The company had no hedges in place for the quarter ended March 31, 2025.

Non-designated Hedges – Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected apply hedge accounting. Changes air value of derivatives not designated in hedging relationships, exclusive of credit valuation adjustments, are recorded directly in earnings. The Company executes interest rate swaps and cap agreements with commercial banking customers to facilitate its respective risk management strategies. Those interest rate swap and cap agreements are simultaneously hedged by offsetting interest rate swaps and caps that are executed with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.

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

The table below presents the number of positions and total notional amount of non-designated hedges and RPAs as of the dates stated:

		Total
March 31, 2026	Number of Positions	Notional
Derivatives not designated as hedging instruments:		(in thousands)
Interest rate products	78	$554,191
RPA credit contracts	17	44,565
Total derivatives not designated as hedging instruments		$598,756

		Total
December 31, 2025	Number of Positions	Notional
Derivatives not designated as hedging instruments:		(in thousands)
Interest rate products	75	$532,972
RPA credit contracts	17	44,634
Total derivatives not designated as hedging instruments		$577,606

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet – The table below presents the fair value of the Company’s derivative financial instruments not designated as hedging instruments, as well as their classification on the consolidated balance sheets as of the dates stated:

	Derivative	Derivative
	Assets (1)	Liabilities (2)

March 31, 2026	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate products	$20,538	$20,538
RPA credit contracts	—	—
Total derivatives not designated as hedging instruments	$20,538	$20,538

December 31, 2025
Derivatives not designated as hedging instruments:
Interest rate products	$22,294	$22,294
RPA credit contracts	—	1
Total derivatives not designated as hedging instruments	$22,294	$22,295

(1)	Recorded in prepaid expenses and other assets on the consolidated balance sheets.
(2)	Recorded in accrued expenses and other liabilities on the consolidated balance sheets.

Swap contract fees, net of brokerage costs, recognized in earnings on the above noted interest rate products and RPA contracts approximated $200,000 and $89,000 for the three months ended March 31, 2026 and 2025, respectively.

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

In order to mitigate counterparty default risk in conjunction with these interest rate products and RPA credit contracts, the Company was required to maintain $9.1 million of collateral deposit accounts with the counterparties to these agreements as of March 31, 2026 and December 31, 2025.

Note 10 – Other Comprehensive Income

U.S. GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are as follows for the periods indicated:

	For the Three Months Ended
	March 31, 2026			March 31, 2025

	(In thousands)
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount

Change in fair value of available-for-sale securities	$(1,331)	$330	$(1,001)	$2,291	$(589)	$1,702
Less: Reclassification adjustment for realized gains (losses) in net income	—	—	—	—	—	—
Net change in fair value of available-for-sale securities	(1,331)	330	(1,001)	2,291	(589)	1,702

Change in fair value of cash flow hedges	(1,995)	499	(1,496)	—	—	—
Change in fair value of cash flow hedge, net of tax	(1,995)	499	(1,496)	—	—	—

Total other comprehensive income (loss)	$(3,326)	$829	$(2,497)	$2,291	$(589)	$1,702

The following table presents the components of accumulated other comprehensive loss as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025

	(In thousands)

Net unrealized holding losses on available-for-sale securities, net of tax	$(3,638)	$(2,637)
Net unrealized (loss) gain on cash flow hedge, net of tax	(533)	964
Unrecognized director pension plan benefits, net of tax	(1,462)	(1,463)
Total accumulated other comprehensive loss	$(5,633)	$(3,136)

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

The Company operated under the risk-based framework as of March 31, 2026 and December 31, 2025.

Under this framework, quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Common Equity Tier 1 Capital to Risk-Weighted Assets, and Tier 1 Capital to Total Average Assets (as defined in the regulations). Management believes, as of March 31, 2026 and December 31, 2025, that the Company and the Bank meet all capital adequacy requirements to which each is subject.

As of March 31, 2026 and December 31, 2025, the Company and the Bank were categorized as well capitalized under the regulatory framework for prompt corrective action.

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

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2026	(in thousands)

Total Capital	$812,238	12.2%	$531,937	8.0%	$664,922	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	757,905	11.4%	398,953	6.0%	531,937	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	757,905	11.4%	299,215	4.5%	432,199	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	757,905	11.0%	274,662	4.0%	343,328	5.0%
(to Total Average Assets)

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2025	(in thousands)

Total Capital	$791,298	12.4%	$511,589	8.0%	$639,486	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	742,881	11.6%	383,692	6.0%	511,589	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	742,881	11.6%	287,769	4.5%	415,666	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	742,881	12.2%	244,395	4.0%	305,494	5.0%
(to Total Average Assets)

The Company’s actual consolidated capital amounts and ratios are presented in the table as of the date indicated:

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2026	(in thousands)

Total Capital	$863,940	13.0%	$531,338	8.0%	$664,173	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	809,607	12.2%	398,504	6.0%	531,338	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	809,607	12.2%	298,878	4.5%	431,713	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	809,607	11.7%	277,376	4.0%	346,720	5.0%
(to Total Average Assets)

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2025	(in thousands)

Total Capital	$871,043	13.6%	$512,904	8.0%	$641,130	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	822,626	12.8%	384,678	6.0%	512,904	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	822,626	12.8%	288,508	4.5%	416,734	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	822,626	13.3%	247,709	4.0%	309,636	5.0%
(to Total Average Assets)

Note 12 – Earnings Per Share (“EPS”)

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

The Company has restricted stock awards that had a dilutive effect during the three months ended March 31, 2026. There were no securities that had a dilutive effect during the three months ended March 31, 2025, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same during the three months ended March 31, 2025. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

For the three months ended March 31, 2026 and 2025, there were no anti-dilutive shares.

The table below sets forth our earnings per share for the periods indicated:

	For the Three Months Ended
	March 31, 2026	March 31, 2025

	(Dollars in thousands, except per share data)

Net income applicable to common shares	$14,984	$12,655

Average number of common shares outstanding	45,463,892	42,001,381
Less: average unallocated ESOP shares	(3,074,812)	(3,245,635)
Less: average unvested restricted stock awards	(1,419,332)	—
Average number of common shares outstanding used to calculate basic EPS	40,969,748	38,755,746
Add: assumed conversion - unvested restricted stock awards	451,254	—
Average number of common shares outstanding used to calculate diluted EPS	41,421,002	38,755,746

Earnings per common share - basic	$0.37	$0.33
Earnings per common share - diluted	$0.36	$0.33

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2026 and 2025 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “could,” “might,” “indicate,” “would,” “contemplate,” “continue,” “target,” “forecast,” “outlook,” “guidance,” “objective,” “goal,” “strategy,” “potential,” “predict,” “projection,” “trend,” “designed to,” “opportunity,” “positioned to,” and other similar expressions or the negative of these terms. These forward-looking statements include, but are not limited to:

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

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2026.

Non-GAAP Financial Measures

In addition to results presented in accordance with U.S. GAAP, this quarterly report on Form 10-Q contains certain non-GAAP financial measures, including pre-provision net revenue, operating net income, operating pre-tax income, operating noninterest expense, operating noninterest income, operating effective tax rate, operating earnings per share, basic, operating earnings per share, diluted, operating return on average assets, operating return on average shareholders’ equity, operating efficiency ratio, tangible shareholders’ equity, tangible assets and tangible book value per share. The Company presents certain non-GAAP financial measures, which management uses to evaluate the Company’s performance, and which exclude the effects of certain transactions, non-cash items and U.S. GAAP adjustments that we believe are unrelated to our core business and are therefore not necessarily indicative of the Company’s current performance or financial position. Management believes excluding these items facilitates greater visibility for investors into our core businesses as well as underlying trends that may, to some extent, be obscured by inclusion of such items in the corresponding U.S. GAAP financial measures. These unaudited disclosures should not be viewed as a substitute for financial results determined in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names.

	For the Three Months Ended
	March 31, 2026	March 31, 2025

Net income (GAAP)	$14,984	$12,655
Add (Subtract):
Adjustments to net income:
Defined benefit pension termination expense	—	1,217
Non-recurring fees for business line expansion	500	—
BOLI surrender tax and modified endowment contract penalty	50	154
Merger and acquisition expenses	534	—
Total adjustments to net income	$1,084	$1,371
Less net tax benefit associated with pre-tax non-GAAP adjustments to net income	(277)	(333)
Non-GAAP adjustments, net of tax	807	1,038
Operating net income (non-GAAP)	$15,791	$13,693
Weighted average common shares outstanding, basic	40,969,748	38,755,746
Weighted average common shares outstanding, diluted	41,421,002	38,755,746
Operating earnings per share, basic (non-GAAP)	$0.39	$0.35
Operating earnings per share, diluted (non-GAAP)	$0.38	$0.35

Pre-tax income (GAAP)	$20,352	$17,569
Add (Subtract):
Adjustments to pre-tax income:
Defined benefit pension termination refund	—	1,217
Non-recurring fees for business line expansion	500	—
Merger and acquisition expenses	534	—
Total adjustments to pre-tax income	1,034	1,217
Operating pre-tax income (non-GAAP)	$21,386	$18,786

Noninterest expense (GAAP)	$42,701	$28,681
Subtract (Add):
Adjustments to noninterest expense:
Defined benefit pension termination refund	—	1,217
Non-recurring fees for business line expansion	500	—
Merger and acquisition expenses	534	—
Total impact of non-GAAP noninterest expense adjustments	$1,034	$1,217
Noninterest expense on an operating basis (non-GAAP)	$41,667	$27,464

Operating net income (non-GAAP)	$15,791	$13,693
Average assets	6,970,059	5,146,528
Operating return on average assets (non-GAAP)	0.92%	1.08%
Average shareholders’ equity	$861,505	$757,341
Operating return on average shareholders' equity (non-GAAP)	7.43%	7.33%

Noninterest expense on an operating basis (non-GAAP)	$41,667	$27,464
Total pre-provision net revenue (net interest income plus total noninterest income)	69,381	47,408
Operating efficiency ratio (non-GAAP)	60.06%	57.93%

Income tax expense (GAAP)	$5,368	$4,914
Subtract (Add):
Adjustments to income tax expense:
Net tax benefit associated with pre-tax non-GAAP adjustments to net income	(277)	(333)
BOLI surrender tax and modified endowment contract penalty	(50)	(154)
Total impact of non-GAAP income tax expense adjustments	$(327)	$(487)
Income tax expense on an operating basis (non-GAAP)	$5,041	$4,427
Operating effective tax rate (non-GAAP)	23.6%	23.6%

	As of
	March 31, 2026	December 31, 2025

Total shareholders’ equity (GAAP)	$842,778	$858,932
Subtract:
Intangible assets (core deposit intangible)	36,923	37,815
Total tangible shareholders’ equity (non-GAAP)	805,855	821,117

Total assets (GAAP)	$7,226,437	$7,006,130
Subtract:
Intangible assets (core deposit intangible)	36,923	37,815
Total tangible assets (non-GAAP)	$7,189,514	$6,968,315
Tangible shareholders' equity / tangible assets (non-GAAP)	11.21%	11.78%
Total common shares outstanding	44,765,178	45,770,128
Tangible book value per share (non-GAAP)	$18.00	$17.94

Comparison of Financial Condition as of March 31, 2026 and December 31, 2025

Total Assets. Total assets increased $220.3 million, or 3.1%, to $7.23 billion as of March 31, 2026 from $7.01 billion as of December 31, 2025. The increase was primarily driven by increases in net loans, partially offset by decreases in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $32.2 million, or 7.9%, to $375.4 million as of March 31, 2026 from $407.6 million as of December 31, 2025. The decrease in cash and cash equivalents was primarily due to loan originations and the repurchase of 1,288,509 shares totaling $27.8 million, partially offset by the increase in deposits of $243.5 million during the current quarter.

Available-for-Sale Securities. Available-for-sale securities increased $8.3 million, or 3.1%, to $277.2 million as of March 31, 2026 from $269.0 million as of December 31, 2025 primarily due to purchases of U.S. treasuries, mortgage backed-securities and corporate bonds.

Loans. Net loans increased $231.0 million, or 3.9%, to $6.13 billion as of March 31, 2026 from $5.90 billion as of December 31, 2025. The increase resulted primarily from increases in: commercial and industrial loans, which increased $135.4 million, or 13.4%, construction and development loans, which increased $52.1 million, or 7.1% and multi-family residential loans, which increased $20.6 million, or 4.0%. The increase in our loan portfolio reflects our strategy to prudently grow the balance sheet by continuing to diversify into these higher-yielding loans to improve net margins and manage interest rate risk.

The Company had approximately $466.8 million and $404.8 million in loans to borrowers in the cannabis industry at March 31, 2026 and December 31, 2025, respectively. Of that total, $321.0 million and $228.8 million were direct loans to cannabis companies and were primarily collateralized by real estate at March 31, 2026 and December 31, 2025, respectively.

Deposits. Deposits increased $243.5 million, or 4.2%, to $6.10 billion as of March 31, 2026 from $5.85 billion as of December 31, 2025. Core deposits (which we define as all deposits including certificates of deposit, other than brokered deposits) increased $209.1 million, or 3.9%, to $5.53 billion as of March 31, 2026 from $5.32 billion as of December 31, 2025. The increase in deposits was the result of growth in customer deposits, primarily money market accounts, which increased $92.3 million, or 5.6%, noninterest bearings demand deposits of $44.6 million, or 5.4%, certificates of deposit of $39.1 million, or 2.0%, brokered deposits of $34.4 million, or 6.4% and NOW accounts of $30.4 million, or 4.6%.

The Company had $455.6 million and $453.0 million in deposits from the cannabis industry, representing 7.5% and 7.7% of total deposits, as of March 31, 2026 and December 31, 2025, respectively.

Shareholders’ Equity. Total shareholders’ equity decreased $16.2 million, or 1.9%, to $842.8 million as of March 31, 2026 from $858.9 million as of December 31, 2025, primarily as a result of the repurchase of 1,288,509 shares of common stock at an all-in weighted average cost of $21.55 per share totaling $27.8 million and $3.2 million in dividends paid during the quarter, partially offset by net income of $15.0 million during the three months ended March 31, 2026.

Comparison of Operating Results for the Three Months Ended March 31, 2026 and March 31, 2025

Net Income. Net income was $15.0 million for the quarter ended March 31, 2026, compared to net income of $12.7 million for the quarter ended March 31, 2025, an increase of approximately $2.3 million, or 18.4%. An increase of $21.3 million, or 49.0%, in net interest income was partially offset by a $14.0 million, or 48.9%, increase in noninterest expense and a $5.2 million, or 446.5%, increase in the provision for credit losses.

Operating net income, excluding one-time charges, amounted to $15.8 million, or $0.38 per diluted share, for the quarter ended March 31, 2026, compared to operating net income of $13.7 million, or $0.35 per diluted share, for the quarter ended March 31, 2025, representing an increase of $2.1 million, or 15.3%.

The material one-time charges for the quarter ended March 31, 2026 include:

●	Pre-tax trailing merger and acquisition costs of $534 thousand ($390 thousand net of tax) related to the Company’s completed acquisition of Provident Bancorp, Inc. and its wholly owned subsidiary BankProv (collectively, “Provident”);
●	Non-recurring fees for business line expansion of $500 thousand ($367 thousand net of tax); and
●	Tax expense and a modified endowment contract penalty of $50 thousand related to the surrender of BOLI policies from policies acquired from Provident.

The material one-time charges for the quarter ended March 31, 2025 include:

●	Pension expense related to the final liquidation of the employee pension plan totaling $1.2 million ($884 thousand net of tax); and
●	Tax expense and a modified endowment contract penalty related to the surrender of BOLI policies of $154 thousand.

Interest and Dividend Income. Interest and dividend income increased $28.8 million, or 37.5%, to $105.7 million for the quarter ended March 31, 2026, from $76.9 million for the quarter ended March 31, 2025, primarily due to a $28.6 million, or 40.0% increase in interest and fees on loans. The increase in interest and fees on loans was primarily due to an increase of $1.72 billion, or 39.5%, in the average balance of the loan portfolio to $6.09 billion for the quarter ended March 31, 2026, from $4.37 billion for the quarter ended March 31, 2025, reflecting the growth of our commercial loan portfolio.

Average interest-earning assets increased $1.79 billion, or 36.7% to $6.68 billion for the quarter ended March 31, 2026, from $4.89 billion for the quarter ended March 31, 2025. The significant increase in the average balance of loans was a result of the Provident acquisition which closed during the quarter ending December 31, 2025. The yield on interest-earning assets was 6.41% for the quarter ended March 31, 2026, compared to 6.38% for the quarter ended March 31, 2025, representing a 3 basis point expansion. The ending balance of gross loans of $6.21 billion, is $119.7 million or 2.0%, higher than the average balance of gross loans at the end of the quarter, primarily the result of one large cannabis loan of $115.0 million closing near the end of the quarter, which includes a credit enhancement on a first out basis, and did not have a significant impact on loan yields during the quarter.

Interest Expense. Total interest expense increased $7.5 million, or 22.5%, to $40.8 million for the quarter ended March 31, 2026, from $33.3 million for the quarter ended March 31, 2025.

Interest expense on deposit accounts increased $7.3 million, or 22.8%, to $39.6 million for the quarter ended March 31, 2026, from $32.2 million for the quarter ended March 31, 2025. The increase was due to the Provident acquisition and organic growth which resulted in increases in the average balance of money market accounts of $638.6 million, 59.5%, to $1.71 billion for the quarter ended March 31, 2026, from $1.07 billion for the quarter ended March 31, 2025 and certificates of deposit and individual retirement accounts of $518.0 million, or 26.2%, to $2.50 billion for the quarter ended March 31, 2026, from $1.98 billion for the quarter ended March 31, 2025; offset partially by decreases in the weighted average rate on certificates of deposit and individual retirement accounts of 60 basis points to 3.99% for the quarter ended March 31, 2026, from 4.59% for the quarter ended March 31, 2025 and money market accounts of 28 basis points to 3.02% for the quarter ended March 31, 2026, from 3.29% for the quarter ended March 31, 2025.

Net Interest Income. Net interest income increased $21.3 million, or 49.0%, to $64.9 million for the quarter ended March 31, 2026, from $43.5 million for the quarter ended March 31, 2025, primarily due to a $1.79 billion, or 36.7%, increase in the average balance of interest-earning assets to $6.68 billion for the quarter ended March 31, 2026, from $4.89 billion for the quarter ended March 31, 2025 and a decrease in the weighted average rate on interest-bearing liabilities of 44 basis points from 3.63% for the quarter ended March 31, 2025 to 3.19% for the quarter ended March 31, 2026. These increases were offset partially by a $1.46 billion increase in the average balance of interest-bearing liabilities to $5.19 billion for the quarter ended March 31, 2026, from $3.73 billion for the quarter ended March 31, 2025.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL, a total provision for credit losses of $6.3 million was recorded for the quarter ended March 31, 2026, of which $6.4 million related to the provision for credit losses on loans, compared to a total provision for credit losses of $1.2 million for the quarter ended March 31, 2025, which included a $947 thousand provision for credit losses on loans. The provision for credit losses on unfunded commitments decreased $265,000, or 125.6%, during the three months ended March 31, 2026, as a result of an increase in net unfunded commitments of $58 million in the prior quarter, compared to a $14.5 million increase in the current quarter. The increase of $5.2 million, or 446.5%, in the total provision for credit losses was primarily due to growth in the balance of commercial and industrial loans, larger peer commercial real estate credit losses realized in the prior quarter impacting quantitative reserves, and an elevated qualitative factor risk grade for the commercial and industrial loan portfolio.

The Company recorded charge-offs of $13.9 million during the quarter ended March 31, 2026, compared to $1.6 million during the quarter ended March 31, 2025. The increase in charge-offs was primarily driven by two large charge-offs of PCD commercial and industrial loans, in amounts of $10.6 million and $1.8 million. These loans were previously reserved for through purchase accounting adjustments as of the acquisition date and resulted in no additional loss to the Company.

Noninterest Income. Noninterest income increased $631 thousand, or 16.3%, to $4.5 million for the quarter ended March 31, 2026, from $3.9 million for the quarter ended March 31, 2025. The increase resulted primarily from increases in customer service fees of $573 thousand, or 22.4%, due to higher loan and cash management fees. The table below sets forth our noninterest income for the quarters ended March 31, 2026 and 2025:

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Amount	Percent

	(Dollars in thousands)
Customer service fees	$3,131	$2,558	$573	22.40%
Increase in cash surrender value of BOLI	853	1,031	(178)	(17.26)%
Mortgage banking income	119	149	(30)	(20.13)%
Swap contract income	201	88	113	128.41%
(Loss) gain on sale of loans, net	(1)	27	(28)	(103.70)%
Other income	210	29	181	624.14%
Total noninterest income	$4,513	$3,882	$631	16.25%

Noninterest Expense. Noninterest expense increased $14.0 million, or 48.9%, to $42.7 million for the quarter ended March 31, 2026, from $28.7 million for the quarter ended March 31, 2025. Salaries and employee benefit expenses increased $6.3 million, or 33.0%, resulting primarily from a $4.5 million increase in employee compensation, an $819 thousand increase in medical and dental benefits and $803 thousand increase in employee bonus expense due to a full quarter of increased headcount from the Provident acquisition and continued growth, along with a $495 thousand increase in stock compensation expense as result from grants made subsequent to March 31, 2025; partially offset by a $1.2 million decrease in pension expense due to completion of the plan liquidation during 2025. General and administrative expenses increased $2.2 million, or 156.2%, primarily due to a full quarter’s worth of core deposit intangible amortization resulting in an $854 thousand increase, a $353 thousand increase in tax credit amortization expenses resulting from additional investments and a $124 thousand increase in loan workout expenses related to the acquired Provident enterprise value loan portfolio. Director and professional service fees increased $1.9 million, or 88.5%, resulting from director stock compensation from grants made subsequent to March 31, 2025 of $948 thousand and the non-recurring $500 thousand business line expansion fee.

Data processing expenses increased $1.7 million, or 60.5%, primarily the result of our significant investment in technology and systems, as well as a full quarter of increased transactional volume from the Provident acquisition.

The table below sets forth our noninterest expense for the quarters ended March 31, 2026 and 2025:

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$25,468	$19,149	$6,319	33.00%
Data processing expenses	4,439	2,765	1,674	60.54%
Director and professional service fees	4,049	2,148	1,901	88.50%
Occupancy and equipment expenses	2,491	1,580	911	57.66%
FDIC and state insurance assessments	1,152	813	339	41.70%
Marketing and charitable contribution expenses	1,033	846	187	22.10%
Merger and acquisition expenses	534	-	534	100.00%
General and administrative expenses	3,535	1,380	2,155	156.16%
Total noninterest expense	$42,701	$28,681	$14,020	48.88%

Income Tax Expense. Income tax expense increased $454 thousand, or 9.2%, to $5.4 million for the quarter ended March 31, 2026, from $4.9 million for the quarter ended March 31, 2025. The increase was due to the increase in pretax income of $2.8 million, or 15.8%. The effective tax rate was 26.4% and 28.0% for the quarter ended March 31, 2026 and 2025, respectively, with the decline attributable to increased investments in tax credits.

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

	Three Months Ended
	March 31, 2026			March 31, 2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$6,090,227	$100,042	6.66%	$4,366,206	$71,440	6.64%
Securities	273,308	2,708	4.02%	230,406	2,290	4.03%
Other investments (5)	28,275	265	3.80%	27,529	219	3.23%
Short-term investments (5)	290,385	2,671	3.73%	264,343	2,902	4.45%
Total interest-earning assets	6,682,195	105,686	6.41%	4,888,484	76,851	6.38%
Non-interest-earning assets	375,966			296,729
Allowance for credit losses	(88,102)			(38,685)
Total assets	$6,970,059			$5,146,528

Interest-bearing liabilities:
Savings accounts	$207,681	263	0.51%	$113,750	46	0.16%
NOW accounts	639,347	2,006	1.27%	470,469	1,074	0.93%
Money market accounts	1,711,672	12,732	3.02%	1,073,041	8,716	3.29%
Certificates of deposit and individual retirement accounts	2,497,213	24,578	3.99%	1,979,184	22,403	4.59%
Total interest-bearing deposits	5,055,913	39,579	3.17%	3,636,444	32,239	3.60%
FHLB borrowings	135,441	1,239	3.71%	91,168	1,086	4.83%
Total interest-bearing liabilities	5,191,354	40,818	3.19%	3,727,612	33,325	3.63%
Non-interest-bearing deposits	819,830			571,552
Other non-interest-bearing liabilities	97,370			90,023
Total liabilities	6,108,554			4,389,187
Shareholders' equity	861,505			757,341
Total liabilities and shareholders' equity	$6,970,059			$5,146,528
Net interest income		$64,868			$43,526
Net interest rate spread (1)			3.22%			2.75%
Net interest-earning assets (2)	$1,490,841			$1,160,872
Net interest margin (3)			3.94%			3.61%

Average interest-earning assets to interest-bearing liabilities	128.72%			131.14%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.
(5)	Other investments are comprised of FRB stock, FHLB stock and swap collateral accounts. Short-term investments are comprised of cash and cash equivalents.

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

	Three Months Ended
	March 31, 2026 vs. 2025
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$28,319	$283	$28,602
Securities	425	(7)	418
Other investments	6	40	46
Short-term investments	358	(589)	(231)
Total interest-earning assets	29,108	(273)	28,835

Interest-bearing liabilities:
Savings accounts	61	156	217
NOW accounts	456	476	932
Money market accounts	4,678	(662)	4,016
Certificates of deposit and individual retirement accounts	4,338	(2,163)	2,175
Total interest-bearing deposits	9,533	(2,193)	7,340
Federal Home Loan Bank advances	293	(140)	153
Total interest-bearing liabilities	9,826	(2,333)	7,493

Change in net interest income	$19,282	$2,060	$21,342

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

The following table sets forth, as of March 31, 2026, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2026
Change in Interest Rates	Net Interest Income	Year 1 Change from
(basis points) (1)	Year 1 Forecast	Level
(Dollars in thousands)
300	275,608	5.5%
200	271,756	4.0%
100	267,723	2.5%
Level	261,269	—%
(100)	257,262	(1.5)%
(200)	254,567	(2.6)%
(300)	252,994	(3.2)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that as of March 31, 2026, we would have experienced a 4.0% increase in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 2.6% decrease in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

Economic Value of Equity (“EVE”). We also compute amounts by which the net present value of our assets and liabilities, or EVE, would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value.

The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases instantaneously by 100, 200 and 300 basis point increments or decreases instantaneously by 100, 200 and 300 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table sets forth, as of March 31, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase
At March 31, 2026	Estimated	(Decrease) in EVE
Change in Interest Rates (basis points) (1)	EVE (2)	Amount	Percent
(Dollars in thousands)
300	1,160,382	(120,052)	(9.4)%
200	1,210,126	(70,308)	(5.5)%
100	1,257,033	(23,401)	(1.8)%
Level	1,280,434	N/A	—%
(100)	1,291,870	11,436	0.9%
(200)	1,272,992	(7,442)	(0.6)%
(300)	1,221,726	(58,708)	(4.6)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that as of March 31, 2026, we would have experienced a 5.5% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.6% decrease in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the FHLB and the Discount Window at the Federal Reserve Bank of Boston (“FRB”). As of March 31, 2026, we had outstanding advances of $189.7 million from the FHLB and an unused borrowing capacity of $892.7 million with the FHLB. At March 31, 2026, the Bank had $1.01 billion available from a line under the Borrower in Custody (“BIC”) program at the FRB. Additionally, as of March 31, 2026, we had $570.1 million of brokered deposits and pursuant to our internal liquidity policy, which allows us to utilize brokered deposits up to 25.0% of our total assets, we had an additional capacity of up to approximately $1.2 billion of brokered deposits.

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

At March 31, 2026, we had $11.3 million in outstanding commitments to originate loans. In addition, we had $822.8 million in unused lines of credit to borrowers, $386.7 million in unconditionally cancelable unadvanced mortgage warehouse loans, $380.4 million in unadvanced construction loans and $9.0 million in letters of credit outstanding.

Non-brokered certificates of deposit due within one year of March 31, 2026 totaled $1.93 billion, or 31.6%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits, FHLB advances and FRB borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the non-brokered certificates of deposit due on or before March 31, 2027, or on our other interest-bearing deposit accounts. We believe, however, based on historical experience and current market interest rates that we will retain, upon maturity, a large portion of our certificates of deposit with maturities of one year or less as of March 31, 2026.

Our primary investing activity is originating loans. During the three months ended March 31, 2026, we originated $226.7 million of loans, net of repayments.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced net increases in deposits of $243.5 million for the three months ended March 31, 2026. At March 31, 2026 and December 31, 2025, the level of brokered deposits was $570.1 million and $535.7 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. FHLB advances decreased $6.5 million during the three months ended March 31, 2026.

For additional information, see the consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

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

As of March 31, 2026, Needham Bank and NB Bancorp, Inc. exceeded all of their regulatory capital requirements, and were categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 11 of the notes to consolidated financial statements.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The information called for by this Item is incorporated by reference to the discussion of market risk in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management of Market Rate Risk.”

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s or the Bank’s financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of the	That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares	Paid per Share (1)	Share Repurchase Program	Share Repurchase Program (2)

January 1 - January 31, 2026	29,918	$20.65	29,918	2,258,591
February 1 - February 28, 2026	487,015	21.91	516,933	1,771,576
March 1 - March 31, 2026	771,576	21.36	1,288,509	1,000,000
Total	1,288,509	$21.55

(1) Includes commissions paid and excise tax.

(2) On January 22, 2026, the Company announced a third stock repurchase program that authorizes the Company to purchase up to 2,288,509 shares, or 5%, of the Company's outstanding shares of common stock.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as that term is used in SEC regulations.

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

NB BANCORP, INC.

Date: May 8, 2026	/s/ Joseph Campanelli
Joseph Campanelli
Chairman, President and Chief Executive Officer

Date: May 8, 2026	/s/ Jean-Pierre Lapointe
Jean-Pierre Lapointe
Senior Executive Vice President and Chief Financial Officer