Form 10-Q
period 2026-06-30
NB Bancorp, Inc.
filed 2026-08-07
CIK 1979330

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, 43,818,490 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

NB Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

NB Bancorp, Inc.
Consolidated Balance Sheets
June 30, 2026 (Unaudited) and December 31, 2025
(in thousands except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Cash and due from banks	$372,522	$325,969
Federal funds sold	27,632	81,885
Total cash and cash equivalents	400,154	407,854

Available-for-sale securities, at fair value	272,640	268,959

Loans held for sale, at fair value	59,927	66,447

Loans receivable, net of deferred fees	6,422,894	5,986,140
Allowance for credit losses	(82,088)	(87,411)
Net loans	6,340,806	5,898,729

Accrued interest receivable	28,898	25,390
Banking premises and equipment, net	49,298	46,209
Non-public investments	42,029	33,740
Bank-owned life insurance ("BOLI")	97,370	104,335
Prepaid expenses and other assets	69,228	68,079
Goodwill	18,512	18,512
Core deposit intangible, net	17,519	19,303
Deferred income tax asset, net	50,499	48,831
Total assets	$7,446,880	$7,006,388

Liabilities and shareholders' equity
Deposits
Core deposits	$5,600,238	$5,318,111
Brokered deposits	719,852	535,681
Total deposits	6,320,090	5,853,792
Mortgagors' escrow accounts	4,420	5,193
Federal Home Loan Bank ("FHLB") borrowings	181,247	196,235
Accrued expenses and other liabilities	77,549	70,716
Accrued retirement liabilities	21,572	21,520
Total liabilities	6,604,878	6,147,456

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized; 43,818,490 and 45,770,128
shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	438	458
Additional paid-in capital	415,841	458,864
Unallocated common shares held by the Employee Stock Ownership Plan ("ESOP")	(41,285)	(42,454)
Retained earnings	474,970	445,200
Accumulated other comprehensive loss	(7,962)	(3,136)
Total shareholders' equity	842,002	858,932
Total liabilities and shareholders' equity	$7,446,880	$7,006,388

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Income
(Unaudited - Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$106,574	$74,719	$206,614	$146,159
Interest on securities	2,758	2,307	5,466	4,596
Interest and dividends on cash equivalents and other	2,460	2,822	5,397	5,942
Total interest and dividend income	111,792	79,848	217,477	156,697

INTEREST EXPENSE
Interest on deposits	40,686	31,690	80,265	63,929
Interest on borrowings	1,961	1,151	3,200	2,236
Total interest expense	42,647	32,841	83,465	66,165

NET INTEREST INCOME	69,145	47,007	134,012	90,532

PROVISION FOR CREDIT LOSSES
Provision for credit losses - loans	2,994	4,244	9,376	5,191
Provision for (release of) credit losses - unfunded commitments	199	(1,083)	145	(872)
Total provision for credit losses	3,193	3,161	9,521	4,319

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	65,952	43,846	124,491	86,213

NONINTEREST INCOME
Customer service fees	3,681	2,554	6,812	5,112
Increase in cash surrender value of BOLI	962	787	1,815	1,818
Mortgage banking income	92	120	211	269
Swap contract income	72	524	273	612
Gain on sale of loans, net	227	21	226	48
Other income	525	272	735	301
Total noninterest income	5,559	4,278	10,072	8,160

NONINTEREST EXPENSE
Salaries and employee benefits	25,549	18,567	51,017	37,717
Director and professional service fees	3,816	2,943	7,865	5,090
Occupancy and equipment expenses	2,468	1,465	4,958	3,045
Data processing expenses	4,899	2,493	9,338	5,258
Marketing and charitable contribution expenses	1,530	954	2,563	1,800
FDIC and state insurance assessments	1,584	883	2,736	1,696
General and administrative expenses	4,171	2,100	8,240	3,479
Total noninterest expense	44,017	29,405	86,717	58,085

INCOME BEFORE TAXES	27,494	18,719	47,846	36,288

INCOME TAX EXPENSE	6,371	4,140	11,739	9,054

NET INCOME	$21,123	$14,579	$36,107	$27,234

Weighted average common shares outstanding, basic	39,693,140	37,191,460	39,881,259	37,668,741
Weighted average common shares outstanding, diluted	40,000,305	37,550,409	40,260,469	37,848,215
Earnings per share, basic	$0.53	$0.39	$0.91	$0.72
Earnings per share, diluted	$0.53	$0.39	$0.90	$0.72

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited - Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
NET INCOME	$21,123	$14,579	$36,107	$27,234

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Net change in fair value of available-for-sale securities	(366)	323	(1,367)	2,025
Net change in fair value of cash flow hedge	(1,963)	—	(3,459)	—
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:	(2,329)	323	(4,826)	2,025
TOTAL COMPREHENSIVE INCOME, NET OF TAX	$18,794	$14,902	$31,281	$29,259

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited - Dollars in thousands)

	For the Three Months Ended
	Shares of			Unallocated		Accumulated
	Common		Additional	Common		Other
	Stock		Paid-In	Stock Held by	Retained	Comprehensive
	Outstanding	Common Stock	Capital	ESOP	Earnings	Income (Loss)	Total
Balance, March 31, 2025	40,570,443	$406	$376,773	$(44,231)	$413,128	$(6,465)	$739,611
Net income	—	—	—	—	14,579	—	14,579
Other comprehensive income, net of tax	—	—	—	—	—	323	323
Repurchase of common shares under share repurchase plan	(1,106,588)	(11)	(18,886)	—	—	—	(18,897)
Restricted stock awards issued	1,284,525	12	(12)	—	—	—	—
Stock-based compensation	—	—	787	—	—	—	787
ESOP shares committed to be released (42,589 shares)	—	—	131	588	—	—	719
Balance, June 30, 2025	40,748,380	$407	$358,793	$(43,643)	$427,707	$(6,142)	$737,122

Balance, March 31, 2026	44,765,178	$448	$432,858	$(41,873)	$456,978	$(5,633)	$842,778
Net income	—	—	—	—	21,123	—	21,123
Other comprehensive loss, net of tax	—	—	—	—	—	(2,329)	(2,329)
Repurchase of common shares under share repurchase plan	(918,727)	(9)	(18,488)	—	—	—	(18,497)
Restricted stock awards cancelled (1)	(27,961)	(1)	(554)	—	—	—	(555)
Stock-based compensation	—	—	1,737	—	—	—	1,737
ESOP shares committed to be released (42,589 shares)	—	—	288	588	—	—	876
Dividends paid	—	—	—	—	(3,131)	—	(3,131)
Balance, June 30, 2026	43,818,490	$438	$415,841	$(41,285)	$474,970	$(7,962)	$842,002

	For the Six Months Ended
	Shares of			Unallocated		Accumulated
	Common		Additional	Common		Other
	Stock		Paid-In	Stock Held by	Retained	Comprehensive
	Outstanding	Common Stock	Capital	ESOP	Earnings	Income (Loss)	Total
Balance, December 31, 2024	42,705,729	$427	$417,247	$(44,813)	$400,473	$(8,167)	$765,167
Net income	—	—	—	—	27,234	—	27,234
Other comprehensive income, net of tax	—	—	—	—	—	2,025	2,025
Repurchase of common shares under share repurchase plan	(3,241,874)	(32)	(59,561)	—	—	—	(59,593)
Restricted stock awards issued	1,284,525	12	(12)	—	—	—	—
Stock-based compensation	—	—	787	—	—	—	787
ESOP shares committed to be released (84,709 shares)	—	—	332	1,170	—	—	1,502
Balance, June 30, 2025	40,748,380	$407	$358,793	$(43,643)	$427,707	$(6,142)	$737,122

Balance, December 31, 2025	45,770,128	$458	$458,864	$(42,454)	$445,200	$(3,136)	$858,932
Net income	—	—	—	—	36,107	—	36,107
Other comprehensive loss, net of tax	—	—	—	—	—	(4,826)	(4,826)
Repurchase of common shares under share repurchase plan	(2,207,236)	(22)	(46,237)	—	—	—	(46,259)
Restricted stock awards issued	283,559	3	(3)	—	—	—	—
Restricted stock awards cancelled (1)	(27,961)	(1)	(554)	—	—	—	(555)
Stock-based compensation	—	—	3,180	—	—	—	3,180
ESOP shares committed to be released (84,709 shares)	—	—	591	1,169	—	—	1,760
Dividends paid	—	—	—	—	(6,337)	—	(6,337)
Balance, June 30, 2026	43,818,490	$438	$415,841	$(41,285)	$474,970	$(7,962)	$842,002

(1)	Represents restricted stock awards (“RSAs”) cancelled upon vesting for employee payroll tax withholding and upon forfeiture.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited - Dollars in thousands)

	For the Six Months Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,107	$27,234
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of available-for-sale securities	(132)	(197)
Amortization of core deposit intangible	1,784	74
Provision for credit losses	9,521	4,319
Loan hedge fair value adjustments, net	(85)	(74)
Change in net deferred loan origination fees	2,595	(61)
Loans originated for sale	(6,870)	(1,660)
Proceeds from sale of loans held for sale	9,483	3,892
Gain on sale of loans	(265)	(48)
Depreciation and amortization expense	1,833	1,422
Gain from BOLI death benefit	—	(25)
Increase in cash surrender values of BOLI	(1,815)	(1,793)
Deferred income tax expense (benefit)	(23)	(19)
ESOP expense	1,760	1,502
Stock-based compensation	3,180	787
Restricted stock awards cancelled	(554)	—
Changes in operating assets and liabilities:
Net change in loans held for sale	7,480
Accrued interest receivable	(3,508)	(701)
Prepaid expenses and other assets	567	1,333
Accrued expenses and other liabilities	399	3,398
Accrued retirement liabilities	52	(2,397)

NET CASH PROVIDED BY OPERATING ACTIVITIES	61,509	36,986

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and purchases, net of repayments	(458,595)	(212,820)
Purchases of available-for-sale securities	(56,759)	(20,177)
Proceeds from maturities, calls and paydowns of available-for-sale securities	51,351	15,869
Recoveries of loans previously charged off	1,284	1,414
Net change in non-public investments	(8,289)	(11,403)
Proceeds from BOLI death benefit	—	128
Purchases of BOLI policies	(20,000)	—
Proceeds from surrender of BOLI policies	28,780	48,764
Purchases of banking premises and equipment	(4,922)	(1,057)

NET CASH USED IN INVESTING ACTIVITIES	(467,150)	(179,282)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	466,298	90,396
Net change in mortgagors' escrow accounts	(773)	(432)
Repurchase of common shares under share repurchase plans	(46,259)	(59,593)
Dividends paid	(6,337)	—
(Decrease) increase in FHLB borrowings, net	(14,988)	6,765

NET CASH PROVIDED BY FINANCING ACTIVITIES	397,941	37,136

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,700)	(105,160)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	407,854	363,922

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$400,154	$258,762

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Supplemental disclosure of cash paid during the period for:
Interest	$82,720	$68,806
Income taxes:
U.S. Federal	837	—
Massachusetts	2,571	3,150
New York	490	—
California	339	—
Jurisdictions below 5 percent of total income taxes paid, net of refunds	774	—

Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right of use assets and lease liabilities	$5,076	$—
Increase in operating lease right of use assets and lease liabilities resulting from lease modifications	1,213	—
Unrealized (losses) gains on available-for-sale securities	(1,859)	2,698
Unrealized holding losses on cash flow hedge	(4,612)	—
Mortgage loans transferred to loans held for sale	3,348	2,184
Restricted stock awards granted	3	12
Restricted stock awards cancelled	(1)	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Corporate Structure and Nature of Operations; Basis of Presentation

Corporate Structure and Nature of Operations

NB Bancorp, Inc., a Maryland corporation (the “Company”), is a bank holding company. Through its wholly-owned subsidiary, Needham Bank (the “Bank”), the Company provides a variety of banking services, through its full-service bank branches, located in eastern Massachusetts and southern New Hampshire.

The activities of the Company and the Bank are subject to the regulatory supervision of the Board of Governors of the Federal Reserve System and the Massachusetts Commissioner of Banks. The Company and the activities of the Bank and its subsidiaries are also subject to various Massachusetts business and banking regulations.

Conversion

Effective December 27, 2023, NB Financial, MHC (the “MHC”), the Bank’s former mutual holding company and the predecessor of the Company, converted from a mutual holding company into a publicly traded stock form of organization (the “Conversion”). In connection with the conversion, the Company sold 40,997,500 shares of common stock in a public offering at $10.00 per share for net offering proceeds of approximately $400.4 million. Additionally, the Company donated $2.0 million of cash and 1,708,229 shares of common stock to the Needham Bank Charitable Foundation (the “Foundation”).

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

The Consolidated Financial Statements of the Company include the balances and results of operations of the Company and the Bank, its wholly-owned subsidiary, as well as the Bank’s wholly-owned subsidiaries, Needco-op Investment Corporation, 1892 Investments LLC and Eaton Square Realty, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis and had no effect on shareholders’ equity or net income.

The accompanying Consolidated Balance Sheet as of June 30, 2026, and the Consolidated Statements of Income, of Comprehensive Income, of Changes in Shareholders’ Equity and of Cash Flows for the six months ended June 30, 2026 and 2025 are unaudited. The Consolidated Balance Sheet as of December 31, 2025 was derived from the Audited Consolidated Financial Statements as of that date. The interim Consolidated Financial Statements and the accompanying notes should be read in conjunction with the annual Consolidated Financial Statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC. In the opinion of management, the Company’s Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim period, or any future year or period.

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

The calculation of goodwill is subject to change for up to one year after the closing date of the transaction as additional information relative to closing date estimates and uncertainties become available. The Company made no adjustments to Goodwill during the three and six months ended June 30, 2026.

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

Recent Accounting Pronouncements

Relevant standards that were recently issued but not yet adopted as of June 30, 2026:

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

Securities have been classified on the consolidated balance sheets according to management’s intent. The following tables summarize the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses at the dates indicated:

	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gain	Loss	Credit Losses	Fair Value

June 30, 2026	(in thousands)
Available-for-Sale Debt Securities:
U.S. Treasury securities	$90,867	$16	$(522)	$—	$90,361
U.S. Government agencies	4,682	1	(22)	—	4,661
Agency mortgage-backed securities	96,772	65	(2,553)	—	94,284
Agency collateralized mortgage obligations	11,868	190	(171)	—	11,887
Corporate bonds	62,697	326	(2,590)	—	60,433
Municipal obligations	5,155	—	(39)	—	5,116
SBA securities	6,057	—	(159)	—	5,898
Total	$278,098	$598	$(6,056)	$—	$272,640

	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gain	Loss	Credit Losses	Fair Value

December 31, 2025	(in thousands)
Available-for-Sale Debt Securities:
U.S. Treasury securities	$95,479	$407	$(103)	$—	$95,783
U.S. Government agencies	9,159	53	—	—	9,212
Agency mortgage-backed securities	69,682	162	(1,253)	—	68,591
Agency collateralized mortgage obligations	12,109	202	(74)	—	12,237
Corporate bonds	72,703	263	(3,081)	—	69,885
Municipal obligations	6,596	—	(72)	—	6,524
SBA securities	6,830	—	(103)	—	6,727
Total	$272,558	$1,087	$(4,686)	$—	$268,959

The Company did not record a provision for estimated credit losses on any available-for-sale securities for the three and six months ended June 30, 2026 and 2025. Excluded from the table above is accrued interest on available-for-sale securities of $1.8 million at June 30, 2026 and December 31, 2025, respectively, which is included within accrued interest receivable on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on available-for-sale securities for the three and six months ended June 30, 2026 and 2025. No securities held by the Company were delinquent on contractual payments at June 30, 2026 or December 31, 2025, nor were any securities placed on non-accrual status for the three and six months ended June 30, 2026 and 2025.

The following is a summary of actual maturities of certain available-for-sale securities as of June 30, 2026. The amortized cost and fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Agency mortgage-backed securities and collateralized mortgage obligations are presented as separate lines as paydowns are expected to occur before contractual maturity dates.

	Available-for-Sale
	Amortized Cost	Fair Value

	(in thousands)

Within one year	$43,623	$43,549
Over one year to five years	86,273	85,517
Over five years to ten years	32,244	30,179
Over ten years	7,318	7,224
	169,458	166,469
Agency mortgage-backed securities	96,772	94,284
Agency collateralized mortgage obligations	11,868	11,887
	$278,098	$272,640

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of available-for-sale securities during the three and six months ended June 30, 2026 and 2025.

The carrying value of available-for-sale (“AFS”) securities pledged to secure advances from the FHLB were $210.4 million and $111.5 million as of June 30, 2026 and December 31, 2025.

The following tables present fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated.

		Less than 12 Months		12 Months or More		Total

		(Dollars in thousands)
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
June 30, 2026	Number of Securities	Losses	Value	Losses	Value	Losses	Value
U. S. Treasuries	36	$(465)	$67,925	$(57)	$2,944	$(522)	$70,869
U.S. Government Agencies	2	(22)	3,103	—	—	(22)	3,103
Agency mortgage-backed securities	41	(1,239)	55,047	(1,314)	31,088	(2,553)	86,135
Agency collateralized mortgage obligations	4	(21)	1,866	(150)	6,513	(171)	8,379
Corporate bonds	19	(422)	12,572	(2,168)	34,082	(2,590)	46,654
Municipal obligations	5	—	—	(39)	5,116	(39)	5,116
SBA securities	5	(12)	898	(147)	5,000	(159)	5,898
Total	112	$(2,181)	$141,411	$(3,875)	$84,743	$(6,056)	$226,154

		Less than 12 Months		12 Months or More		Total

		(Dollars in thousands)
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2025	Number of Securities	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	8	$(11)	$8,929	$(92)	$10,945	$(103)	$19,874
Agency mortgage-backed securities	25	(301)	26,876	(952)	31,890	(1,253)	58,766
Agency collateralized mortgage obligations	4	(7)	1,995	(67)	7,324	(74)	9,319
Corporate bonds	24	(356)	6,634	(2,725)	53,538	(3,081)	60,172
Municipal obligations	6	(1)	1,440	(71)	5,084	(72)	6,524
SBA securities	5	(28)	2,299	(75)	4,428	(103)	6,727
Total	72	$(704)	$48,173	$(3,982)	$113,209	$(4,686)	$161,382

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Included in corporate bonds are investments in senior and subordinated debt of banks and bank holding companies, some of which do not have investment ratings.

At June 30, 2026, AFS debt securities had unrealized losses with aggregate depreciation of 2.6% from the Company’s amortized cost basis. These unrealized losses relate to changes in market interest rates since acquiring the securities. As management has the intent and ability to hold available-for-sale debt securities until maturity or cost recovery, no allowance for credit losses on securities is deemed necessary as of June 30, 2026 and December 31, 2025.

Note 4 – Loans Receivable, Allowance for Credit Losses and Credit Quality

Loans Held for Sale

Loans held for sale to the secondary market are carried at the lower of cost or estimated market value on an individual loan basis. Changes in the fair value of loans held for sale are recognized in the consolidated statements of income when there is a change in the balance of loans being sold at a discount. Interest income is recognized on loans held for sale between the time the loan is funded and the loan is sold. Direct loan origination costs and fees are deferred upon origination and are recognized in the consolidated statements of income on the date of sale. As of June 30, 2026 and December 31, 2025, the Company had $59.9 million and $66.4 million of consumer loans held for sale, respectively. The sale of the loans held for sale at June 30, 2026 has been delayed due to liquidity needs of the purchaser but is expected to close in the third quarter of 2026.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported as held for investment at their outstanding principal balance adjusted for any charge-offs and net of any deferred fees (including purchase accounting adjustments) and origination costs (collectively referred to as “amortized cost”). Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of yield using the payment terms required by the loan contract. When loans are sold or repaid, any unamortized fees and costs are recorded to interest income on loans. Interest income on loans is accrued based upon the daily principal amount outstanding except for loans on non-accrual status. For acquired loans with no signs of credit deterioration at acquisition, interest income is also accrued based upon the daily principal amount outstanding, adjusted further by the accretion of any discount or amortization of any premium associated with the loan..

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

Management’s determination of the adequacy of the ACL under FASB ASC 326 is based on an evaluation of the composition of the loan portfolio, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The Company uses a third-party Current Expected Credit Loass (“CECL”) model as part of its estimation of the ACL on a quarterly basis. Loans with similar risk characteristics are collectively assessed within pools (or segments). Loss estimates within the collectively assessed population are based on a combination of pooled assumptions and loan-level characteristics. The Company has determined that using federal call report codes is an appropriate loan segmentation methodology, as it is generally based on risk characteristics of a loan’s underlying collateral.

Using federal call report codes also allows the Company to utilize and assess publicly available external information when developing its estimate of the ACL. The weighted average remaining maturity (“WARM”) method is the primary credit loss estimation methodology used by the Company and involves estimating future cash flows and expected credit losses for pools of loans using their expected remaining WARM.

In applying future economic forecasts, the Company utilizes a forecast period of up to two years. The Company considers economic forecasts of inflation, national gross domestic product, and unemployment rates sourced from the Federal Open Market Committee’s “Summary of Economic Projections” to inform the model for future loss estimation.

Additionally, interest rate forecasts sourced from CME Group’s “FedWatch,” Wells Fargo’s “U.S. Economic Outlook,” and FHN Financial’s “Economic Forecast” publications are used for consideration of rate sensitivity in the model’s loan prepayment speed estimation. Historical loss rates used in the quantitative model are primarily derived using both the Bank’s data and peer bank data obtained from publicly available sources (i.e., federal call reports). The Bank’s peer group is comprised of financial institutions of relatively similar size and in similar markets (i.e., $10 billion or less of total assets and headquartered in New England). The peer group used for certain loan segments is a national peer group of financial institutions of relatively similar size (i.e., $10 billion or less of total assets), where appropriate.

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

The Company made no significant change to loss factors, assumptions or qualitative factors within the CECL model during the three and six months ended June 30, 2026 and 2025.

For those loans that do not share similar risk characteristics, the Company evaluates the ACL needs on an individual (or loan by loan) basis. This population of individually evaluated loans (or loan relationships with the same primary source of repayment) is determined on a quarterly basis and consists of loans with a risk rating of substandard or worse or loan terms differing significantly from other pooled loans.

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

The Company’s Troubled Asset Resolution Committee approves the key methodologies and assumptions, as well as the ACL on at least a quarterly basis. While management uses available information at the time of estimation to determine expected credit losses on loans, future changes in the ACL may be necessary based on changes in portfolio composition, portfolio credit quality, and/or economic trends. In addition, bank regulatory agencies periodically review the Bank’s ACL and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Collateral-Dependent Loans. The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral-dependent loans:

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

Non-owner-occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development and industrial properties, as well as other commercial or industrial real estate.

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

Purchased Credit-Deteriorated (“PCD”) Loans. PCD loans are acquired individual loans (or acquired groups of loans with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality, as determined by the Company’s analyses.

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

Evidence that purchased loans, measured at amortized cost, have more-than-insignificant deterioration in credit quality and therefore meet the PCD definition may include past-due status, non-accrual status, risk rating and other standard indicators (i.e., modification due to financial difficulty, charge-offs, bankruptcy).

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

Loans consist of the following as of the dates stated:

	June 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent

	(Dollars in thousands)

One-to-four-family residential	$1,220,384	18.97%	$1,177,156	19.64%
Home equity	165,906	2.58%	152,602	2.55%
Total residential real estate	1,386,290	21.55%	1,329,758	22.19%

Commercial real estate	2,121,527	32.98%	1,924,043	32.09%
Multi-family residential	567,722	8.82%	517,527	8.63%
Total commercial real estate	2,689,249	41.80%	2,441,570	40.72%
Construction and land development	765,659	11.90%	730,573	12.19%
Commercial and industrial	1,147,727	17.84%	1,007,669	16.81%
Total commercial	4,602,635	71.54%	4,179,812	69.72%

Consumer, net of premium/discount	226,783	3.53%	203,497	3.40%

Mortgage warehouse	217,657	3.38%	280,949	4.69%

Total loans	6,433,365	100.00%	5,994,016	100.00%
Deferred fees, net	(10,471)		(7,876)
Allowance for credit losses	(82,088)		(87,411)
Net loans	$6,340,806		$5,898,729

Included in the above are approximately $542.4 million and $404.8 million in loans to borrowers in the cannabis industry at June 30, 2026 and December 31, 2025, respectively. Of those totals, $374.2 million and $228.8 million were direct loans to cannabis companies and were collateralized by real estate at June 30, 2026 and December 31, 2025, respectively.

During the three and six months ended June 30, 2026, the Company purchased approximately $15.5 million and $30.2 million of consumer loan pools, respectively. During the three months ended June 30, 2025, the Company did not purchase any consumer loan pools. During the six months ended June 30, 2025, the Company purchased approximately $14.4 million of consumer loan pools. The loans purchased during the three and six months ended June 30, 2026 and the six months ended June 30, 2025 included loan pools collateralized by automobiles.

The outstanding balances of these purchased consumer loan pools, shown net of premium (discount) are as follows as of the dates stated:

	June 30, 2026
	Gross Loan	Premium (Discount)	Net Loan

	(in thousands)

Student loans	$4,668	$34	$4,702
Automobile loans	88,596	—	88,596
Solar panel loans	45,049	(3,899)	41,150
Home improvement loans	32,425	1	32,426
Total	$170,738	$(3,864)	$166,874

	December 31, 2025
	Gross Loan	Premium (Discount)	Net Loan

	(in thousands)

Student loans	$5,421	$34	$5,455
Boat and RV loans	238	—	238
Automobile loans	75,560	—	75,560
Solar panel loans	49,077	(4,667)	44,410
Home improvement loans	35,845	(13)	35,832
Total	$166,141	$(4,646)	$161,495

The carrying value of loans pledged to secure advances from the FHLB were $1.16 billion and $1.56 billion as of June 30, 2026 and December 31, 2025, respectively.

The following table presents the aging of the amortized cost of loans receivable by loan category as of the date stated:

	June 30, 2026
		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans

	(in thousands)
Real estate loans:
One-to-four-family residential	$1,214,305	$319	$2,797	$—	$2,963	$1,220,384
Home equity	163,505	808	46	—	1,547	165,906
Commercial real estate	2,081,987	38,583	—	—	957	2,121,527
Multi-family residential	567,722	—	—	—	—	567,722
Construction and land development	765,659	—	—	—	—	765,659
Commercial and industrial	1,126,784	480	17	—	20,446	1,147,727
Consumer	220,516	3,305	1,214	—	1,748	226,783
Mortgage warehouse	217,657	—	—	—	—	217,657
Total	$6,358,135	$43,495	$4,074	$—	$27,661	$6,433,365

	December 31, 2025
		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans

	(in thousands)
Real estate loans:
One-to-four-family residential	$1,166,731	$7,232	$481	$—	$2,712	$1,177,156
Home equity	150,413	445	385	—	1,359	152,602
Commercial real estate	1,923,108	80	—	—	855	1,924,043
Multi-family residential	517,527	—	—	—	—	517,527
Construction and land development	730,563	—	—	—	10	730,573
Commercial and industrial	895,662	73,225	2,531	—	36,251	1,007,669
Consumer	197,196	3,416	1,337	—	1,548	203,497
Mortgage Warehouse	280,949	—	—	—	—	280,949
Total	$5,862,149	$84,398	$4,734	$—	$42,735	$5,994,016

The following table presents the amortized cost of nonaccrual loans receivable by loan category as of the dates stated:

	June 30, 2026			December 31, 2025
	Nonaccrual	Nonaccrual	Total	Nonaccrual	Nonaccrual	Total
	Loans with	Loans with	Nonaccrual	Loans with	Loans with	Nonaccrual
	No ACL	an ACL	Loans	No ACL	an ACL	Loans

	(In thousands)
Real estate loans:
One-to-four-family residential	$2,963	$—	$2,963	$2,712	$—	$2,712
Home equity	1,547	—	1,547	1,359	—	1,359
Commercial real estate	957	—	957	855	—	855
Construction and land development	—	—	—	10	—	10
Commercial and industrial	11,807	8,639	20,446	19,799	16,452	36,251
Consumer	1,748	—	1,748	1,548	—	1,548
Total	$19,022	$8,639	$27,661	$26,283	$16,452	$42,735

During the three and six months ended June 30, 2026, the Company reversed $120,000 and $604,000 of interest income for loans that were placed on non-accrual, respectively. During the three and six months ended June 30, 2025, the Company reversed $457,000 and $494,000 of interest income for loans that were placed on non-accrual, respectively.

Credit Quality Information

The Company utilizes a nine-grade internal rating system for all loans, except consumer loans, which are not risk rated, as follows:

Loans rated 1-5: Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 6: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 7: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 8: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

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

The following table presents the amortized cost of loans receivable by internal risk grade by year of origination as of June 30, 2026. Also presented are current period gross charge-offs by loan type and vintage year for the three months ended June 30, 2026:

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
One-to-Four-Family Residential
Grade:
Pass	1-5	$113,968	$112,711	$82,409	$120,380	$245,466	$504,628	$36,256	$1,215,818
Special Mention	6	—	—	—	—	—	2,112	—	2,112
Substandard	7	—	—	—	—	—	2,326	128	2,454
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$113,968	$112,711	$82,409	$120,380	$245,466	$509,066	$36,384	$1,220,384
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Home Equity
Grade:
Pass	1-5	$—	$—	$515	$245	$—	$655	$162,944	$164,359
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	109	124	—	450	864	1,547
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$624	$369	$—	$1,105	$163,808	$165,906
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Grade:
Pass	1-5	$186,468	$319,918	$159,558	$275,167	$366,381	$529,020	$130,568	$1,967,080
Special Mention	6	—	—	12,654	33,363	33,784	11,128	—	90,929
Substandard	7	—	—	739	—	1,212	61,567	—	63,518
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$186,468	$319,918	$172,951	$308,530	$401,377	$601,715	$130,568	$2,121,527
Current period gross charge-offs		$—	$—	$—	$—	$—	$10	$—	$10

Multi-Family
Grade:
Pass	1-5	$23,818	$52,857	$16,978	$133,466	$204,987	$134,322	$1,294	$567,722
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$23,818	$52,857	$16,978	$133,466	$204,987	$134,322	$1,294	$567,722
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Construction and Land Development
Grade:
Pass	1-5	$55,072	$109,613	$217,867	$190,108	$11,223	$18,385	$158,603	$760,871
Special Mention	6	—	—	—	—	4,788	—	—	4,788
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$55,072	$109,613	$217,867	$190,108	$16,011	$18,385	$158,603	$765,659
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade:
Pass	1-5	$248,501	$71,010	$58,569	$85,207	$76,575	$126,997	$326,487	$993,346
Special Mention	6	—	22,558	17	70,360	5,925	8,685	19,237	126,782
Substandard	7	—	—	429	4,256	9,220	8,049	5,636	27,590
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	9	—	—	9
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$248,501	$93,568	$59,015	$159,823	$91,729	$143,731	$351,360	$1,147,727
Current period gross charge-offs		$—	$—	$—	$7	$—	$287	$—	$294

Consumer
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		43,679	52,462	33,022	3,131	37,919	50,961	5,609	226,783
Total		$43,679	$52,462	$33,022	$3,131	$37,919	$50,961	$5,609	$226,783
Current period gross charge-offs		$—	$53	$66	$454	$504	$985	$19	$2,081

Mortgage Warehouse
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$217,657	$217,657
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$—	$—	$—	$—	$217,657	$217,657
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Total Loans
Grade:
Pass	1-5	$627,827	$666,109	$535,896	$804,573	$904,632	$1,314,007	$1,033,809	$5,886,853
Special Mention	6	—	22,558	12,671	103,723	44,497	21,925	19,237	224,611
Substandard	7	—	—	1,277	4,380	10,432	72,392	6,628	95,109
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	9	—	—	9
Loans not formally risk rated (1)		43,679	52,462	33,022	3,131	37,919	50,961	5,609	226,783
Total		$671,506	$741,129	$582,866	$915,807	$997,489	$1,459,285	$1,065,283	$6,433,365
Current period gross charge-offs		$—	$53	$66	$461	$504	$1,282	$19	$2,385

(1) Consumer loans are not formally risk rated and included $1.7 million of loans on non-accrual as of June 30, 2026.

The following table presents the amortized cost of loans receivable by internal risk grade by year of origination as of December 31, 2025. Also presented are current period gross charge-offs by loan type and vintage year for the three months ended December 31, 2025:

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
One-to-Four-Family Residential
Grade:
Pass	1-5	$109,894	$99,901	$133,211	$252,202	$230,200	$310,541	$38,849	$1,174,798
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	239	1,983	136	2,358
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$109,894	$99,901	$133,211	$252,202	$230,439	$312,524	$38,985	$1,177,156
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Home Equity
Grade:
Pass	1-5	$—	$481	$245	$—	$—	$919	$149,598	$151,243
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	62	125	—	—	—	1,172	1,359
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$543	$370	$—	$—	$919	$150,770	$152,602
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Grade:
Pass	1-5	$277,427	$176,824	$268,778	$350,792	$166,603	$443,438	$109,330	$1,793,192
Special Mention	6	—	12,654	33,785	49,323	4,277	6,918	—	106,957
Substandard	7	—	—	—	457	—	23,437	—	23,894
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$277,427	$189,478	$302,563	$400,572	$170,880	$473,793	$109,330	$1,924,043
Current period gross charge-offs		$—	$—	$—	$18	$—	$—	$—	$18

Multi-Family
Grade:
Pass	1-5	$51,330	$17,220	$79,309	$232,302	$29,510	$106,112	$1,744	$517,527
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$51,330	$17,220	$79,309	$232,302	$29,510	$106,112	$1,744	$517,527
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Grade:
Pass	1-5	$95,751	$212,670	$256,764	$13,536	$16,138	$3,466	$99,857	$698,182
Special Mention	6	—	—	—	32,381	—	—	—	32,381
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	10	—	10
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$95,751	$212,670	$256,764	$45,917	$16,138	$3,476	$99,857	$730,573
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade:
Pass	1-5	$72,148	$65,844	$99,436	$91,265	$106,858	$61,608	$387,604	$884,763
Special Mention	6	—	1,696	2,262	12,851	10,417	4,306	45,454	76,986
Substandard	7	9,500	—	2,437	13,835	4,878	8,776	6,389	45,815
Doubtful	8	—	—	—	105	—	—	—	105
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$81,648	$67,540	$104,135	$118,056	$122,153	$74,690	$439,447	$1,007,669
Current period gross charge-offs		$—	$—	$—	$—	$—	$3,762	$—	$3,762

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Consumer
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		56,733	40,589	3,775	41,676	36,574	20,694	3,456	203,497
Total		$56,733	$40,589	$3,775	$41,676	$36,574	$20,694	$3,456	$203,497
Current period gross charge-offs		$144	$—	$43	$732	$374	$24	$7	$1,324

Mortgage Warehouse
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$280,949	$280,949
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$—	$—	$—	$—	$280,949	$280,949
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Total Loans
Grade:
Pass	1-5	$606,550	$572,940	$837,743	$940,097	$549,309	$926,084	$1,067,931	$5,500,654
Special Mention	6	—	14,350	36,047	94,555	14,694	11,224	45,454	216,324
Substandard	7	9,500	62	2,562	14,292	5,117	34,196	7,697	73,426
Doubtful	8	—	—	—	105	—	10	—	115
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		56,733	40,589	3,775	41,676	36,574	20,694	3,456	203,497
Total		$672,783	$627,941	$880,127	$1,090,725	$605,694	$992,208	$1,124,538	$5,994,016
Current period gross charge-offs		$144	$—	$43	$750	$374	$3,786	$7	$5,104

(1) Consumer loans are not formally risk rated and included $1.5 million of loans on non-accrual as of December 31, 2025.

The following table presents an analysis of the change in the ACL by major loan segment for the periods stated:

	For the Three Months Ended June 30, 2026
	One-to-Four				Construction
	Family		Commercial		and Land	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Development	Industrial	Consumer	Mortgage Warehouse	Unallocated	Total

	(in thousands)
Balance at March 31, 2026	$1,709	$155	$21,985	$1,397	$5,204	$41,334	$8,189	222	$—	$80,195
Provision for (release of) credit losses	—	(6)	659	(150)	906	(1,788)	3,443	(70)	—	2,994
Charge-offs	—	—	(10)	—	—	(294)	(2,081)	—	—	(2,385)
Recoveries of loans previously charged-off	—	—	—	—	—	1,188	96	—	—	1,284
Balance at June 30, 2026	$1,709	$149	$22,634	$1,247	$6,110	$40,440	$9,647	$152	$—	$82,088

	For the Three Months Ended June 30, 2025
	One-to-Four				Construction
	Family		Commercial		and Land	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Development	Industrial	Consumer	Mortgage Warehouse	Unallocated	Total

	(in thousands)
Balance at March 31, 2025	$1,293	$88	$8,758	$615	$4,840	$12,087	$10,657	$—	$—	$38,338
Provision for (release of) credit losses	(5)	3	400	(77)	2,313	2,216	(606)	—	—	4,244
Charge offs	—	—	—	—	—	—	(1,190)	—	—	(1,190)
Recoveries of loans previously charged off	—	—	923	—	—	12	274	—	—	1,209
Balance at June 30, 2025	$1,288	$91	$10,081	$538	$7,153	$14,315	$9,135	$—	$—	$42,601

	For the Six Months Ended June 30, 2026
	One-to-Four
	Family		Commercial		Construction and	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Land Development	Industrial	Consumer	Mortgage Warehouse	Unallocated	Total

	(in thousands)
Balance at December 31, 2025	$1,703	$152	$21,599	$1,188	$5,050	$49,599	$7,895	225	$—	$87,411
Provision for (release of) credit losses	62	(3)	1,045	59	1,060	2,305	4,921	(73)	—	9,376
Charge offs	(56)	—	(10)	—	—	(12,664)	(3,490)	—	—	(16,220)
Recoveries of loans previously charged off	—	—	—	—	—	1,200	321	—	—	1,521
Balance at June 30, 2026	$1,709	$149	$22,634	$1,247	$6,110	$40,440	$9,647	$152	$—	$82,088

	For the Six Months Ended June 30, 2025
	One-to-Four
	Family		Commercial		Construction and	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Land Development	Industrial	Consumer	Mortgage Warehouse	Unallocated	Total

	(in thousands)
Balance at December 31, 2024	$1,195	$74	$9,481	$599	$4,137	$11,174	$12,084	$—	$—	$38,744
Provision for (release of) credit losses	93	17	(323)	(61)	3,016	3,117	(668)	—	—	5,191
Charge offs	—	—	—	—	—	—	(2,748)	—	—	(2,748)
Recoveries of loans previously charged off	—	—	923	—	—	24	467	—	—	1,414
Balance at June 30, 2025	$1,288	$91	$10,081	$538	$7,153	$14,315	$9,135	$—	$—	$42,601

The charge-offs in the commercial and industrial portfolio during the six months ended June 30, 2026 were primarily driven by two large charge-offs of PCD loans, in amounts of $10.6 million and $1.8 million. These loans were previously reserved for through purchase accounting adjustments as of the acquisition date and resulted in no additional loss to the Company.

The following table presents the amortized cost of collateral-dependent loans as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Real estate loans:
One-to-four-family residential	$2,875	$2,433
Home equity	1,498	1,338
Commercial real estate	58,886	19,057
Construction and land development	—	10
Commercial and industrial loans	52,472	62,986
Total	$115,731	$85,824

The Company closely monitors the performance of borrowers experiencing financial difficulty to understand the effectiveness of its loan modification efforts.

The following table presents the period end amortized cost basis of loans modified during the three and six months ended June 30, 2026 to borrowers experiencing financial difficulty, disaggregated by class of financing receivable, type of modification granted and the financial effect of the modifications.

	Three Months Ended June 30, 2026
	Amortized	% of Total Class of
	Cost Basis	Financing Receivable	Financial Effect
	(In thousands)
Interest rate reduction
Commercial real estate	$4,421	0.2%	P&I payment structure extended
Total	$4,421

	Six Months Ended June 30, 2026
	Amortized	% of Total Class of
	Cost Basis	Financing Receivable	Financial Effect
	(In thousands)
Term extension and interest rate increase
Commercial real estate	$7,367	0.3%	Aggregated term loans, cash injection to pay down principal, P&I payment structure extended
Total	$7,367

Modifications to borrowers experiencing financial difficulty were performing in accordance with the modified terms, current and not in default as of June 30, 2026 and December 31, 2025.  During the three and six months ended June 30, 2025, the Company did not modify any loans to borrowers experiencing financial difficulty.

Note 5 – Goodwill and Other Intangible Assets

The table below sets forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization as of the dates indicated:

	June 30, 2026	December 31, 2025

	(in thousands)
Balances not subject to amortization:
Goodwill	$18,512	$18,512
Balances subject to amortization:
Core deposit intangibles	17,519	19,303
Total goodwill and other intangibles (1)	$36,031	$37,815

(1)	The goodwill recorded during December 31, 2025 relates to the acquisition of Provident.

The changes in the carrying value of goodwill for the periods indicated were as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2026
	(in thousands)	(in thousands)
Balance at beginning of year	$18,512	$18,512
Goodwill recorded during the year	—	—
Goodwill disposed of during the year	—	—
Balance at end of year	$18,512	$18,512

There was no goodwill for the three and six months ended June 30, 2025 as the Bank did not record any goodwill until the acquisition of Provident on November 14, 2025.

The following table sets forth the carrying amount of the Company’s other intangible assets, net of accumulated amortization, as of the dates indicated below:

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in thousands)
Core deposit intangible - Provident	$18,800	$2,136	$16,664
Core deposit intangible - Century Cannabis	1,488	633	855
Total core deposit intangibles	$20,288	$2,769	$17,519

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in thousands)
Core deposit intangible - Provident	18,800	$428	$18,372
Core deposit intangible - Century Cannabis	1,488	557	931
Total core deposit intangibles	$20,288	$985	$19,303

In accordance with the accounting guidance codified in ASC 350-20, the Company performs a test of goodwill for impairment at the reporting segment level on an annual basis, or sooner, if an event occurs or circumstances change which might indicate that it is more-likely-than-not that the fair value of a reporting segment is less than its carrying amount. The Company has one identified reporting segment and assigned goodwill to the banking business reporting segment.

The Company performed its annual assessment for the banking business as of December 31, 2025. The assessment included a qualitative assessment which indicated that it was more likely than not that the fair value of the reporting unit exceeded the carrying value. Based upon the assessment, it was determined there was no impairment of the Company’s goodwill as of December 31, 2025.

The amortization expense of the Company’s other intangible assets was $892,000 and $37,000 during the three months ended June 30, 2026 and 2025, respectively, and $1.8 million and $74,000 during the six months ended June 30, 2026 and 2025, respectively.

The weighted average original amortization period and weighted average remaining useful life of the Company’s other intangible assets is 10.0 years and 9.1 years, respectively. Management performs an assessment of the remaining useful lives of the Company’s intangible assets on a quarterly basis to determine if such lives remain appropriate.

The estimated amortization expense for the remaining useful life of the Company’s other intangible assets is as follows (in thousands):

Year
2026	$1,741
2027	3,183
2028	2,841
2029	2,499
2030	2,157
2031 and thereafter	5,098
$17,519

Note 6 – Employee Benefits

401(k) Plan. The Company has an employee tax deferred incentive plan (the “401(k) plan”) under which the Company makes voluntary contributions within certain limitations. All employees who meet specified age and length of service requirements are eligible to participate in the 401(k) plan.

The amount contributed by the Company to the 401(k) plan is included in salaries and employee benefits in the consolidated statements of income. The amounts contributed to the 401(k) plan for the three months ended June 30, 2026 and 2025 were $849,000 and $728,000, respectively, and $2.0 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively.

Employee Pension Plan. The Company provided pension benefits through a defined benefit plan maintained with the Co-operative Banks Employees Retirement Association (“CBERA”) (the “Plan”). The Plan was a multi-employer plan whereby the contributions by each bank are not restricted to provide benefits to the employees of the contributing bank; therefore, the Company is not required to recognize the funded status of the Plan on its consolidated balance sheet and need only accrue for any quarterly contributions due and payable on demand, or any withdrawal liabilities assessed by CBERA if the Company intended to withdraw from the Plan.

The Company decided to freeze benefit accruals and withdraw from the Plan as of December 31, 2023. The Company withdrew from the Plan in the second quarter of 2024.

During the three and six months ended June 30, 2025, as part of the final Plan liquidation, the Company contributed an additional $2,000 and $1.2 million to the Plan, respectively.

2014 Deferred Compensation Plan. During 2014, the Company put into place an unfunded, defined contribution, Non-qualified Deferred Compensation Plan (“2014 Deferred Comp Plan”) for select employees of the Company. The 2014 Deferred Comp Plan was provided to key management of the Company and results in 5% to 20% of the employee’s then current base salary being credited to the participant’s account annually, subject to increases in annual base compensation and the possibility of additional discretionary contributions. The employees vest at varying dates in accordance with each individual’s deferred compensation participation agreement; however, all key officers will be fully vested upon the attainment of age 65. The obligations under these plans are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $2.5 million and $2.4 million as of June 30, 2026 and December 31, 2025, respectively. The expense under the 2014 Deferred Comp Plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $88,000 and $88,000 for the three months ended June 30, 2026 and 2025, respectively, and $176,000 and $177,000 for the six months ended June 30, 2026 and 2025, respectively.

2022 Deferred Compensation Plan. In January 2022, the Company put into place an unfunded Non-qualified Deferred Compensation Plan (“2022 Deferred Comp Plan”) for select employees of the Company. The 2022 Deferred Comp Plan was provided to key management of the Company and allows for the employees to defer amounts from their salary, bonus, or LTIP (as defined below) into the 2022 Deferred Comp Plan to be paid out at a future date. Amounts deferred under the 2022 Deferred Comp Plan increase in value based upon the growth of the Bank’s tangible capital, with the Compensation Committee holding discretionary authority.

The obligations under the 2022 Deferred Comp Plan are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $7.8 million and $5.1 million at June 30, 2026 and December 31, 2025, respectively.

LTIP. In January 2020, the Company put into place a long-term incentive plan (the “LTIP”) for certain members of its management team where benefits are awarded annually on a discretionary basis and cliff vest after three years. Under the LTIP, individuals are granted “phantom shares”, and benefits are accrued based upon the projected growth of the Bank’s capital. The obligations under the LTIP are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $4.3 million and $7.2 million as of June 30, 2026 and December 31, 2025, respectively. The expense under the LTIP (recorded in salaries and employee benefits in the consolidated statements of income) approximated $611,000 and $832,000 for the three months ended June 30, 2026 and 2025, respectively, and $1.2 million and $1.7 million for the six months ended June 30, 2026 and 2025, respectively.

Director Pension Plan. The Company has a director defined benefit pension plan (“Director Pension Plan”), covering directors who were in service prior to 2023 and have met the plan’s vesting requirements. The Company’s liabilities for the Director Pension Plan are calculated by an independent actuary who uses the “projected unit credit” actuarial method to determine the normal cost and actuarial liability. The liability for the Director Pension Plan amounted to $6.9 million and $6.8 million as of June 30, 2026 and December 31, 2025, respectively, and is recorded on the consolidated balance sheets. The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $160,000 and $162,000 for the three months ended June 30, 2026 and 2025, respectively, and $320,000 and $324,000 for the six months ended June 30, 2026 and 2025, respectively.

The Company records an estimate of net periodic pension cost for the Director Pension Plan to accrued retirement liabilities on the consolidated balance sheet on a quarterly basis. Equity adjustments, to accumulated other comprehensive loss, in conjunction with the Director Pension Plan are recorded by the Company annually upon receipt of the independent actuarial report.

Employment and Change in Control Agreements. The Company entered into an employment agreement with the Chief Executive Officer that renews for one additional year each January 1st. During 2025, the Company entered into change in control agreements with certain executive officers, which provide severance payments in the event of the executive’s involuntary or constructive termination of employment, including upon a termination following a change in control as defined in the agreements.

Employee Stock Ownership Plan. As part of the Company’s initial public offering (“IPO”) completed on December 27, 2023, the Bank established a tax-qualified Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company shares. The ESOP borrowed $47.2 million from the Company to purchase 3,416,458 common shares on the open market. The loan is payable in annual installments over 20 years at an interest rate of 8.50%, which was refinanced to 7.50% during 2025. As the loan is repaid to the Company, shares are released and allocated proportionally to eligible participants on the basis of each participant’s proportional share of compensation relative to the compensation of all participants. The unallocated ESOP shares are pledged as collateral on the loan.

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

As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability on the Company’s consolidated balance sheets. Total compensation expense recognized in connection with the ESOP was $876,000 and $842,000 for the three months ended June 30, 2026 and 2025, respectively. Total compensation expense recognized in connection with the ESOP was $1.8 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively.

The following table presents share information held by the ESOP:

	As of
	June 30, 2026	December 31, 2025

	(Dollars in thousands)
Allocated shares	341,646	170,823
Shares committed to be released	84,709	170,823
Unallocated shares	2,990,103	3,074,812
Total shares	3,416,458	3,416,458
Fair value of unallocated shares	$63,181	$60,943

Stock-Based Compensation. On April 23, 2025, the shareholders of the Company approved the NB Bancorp, Inc. 2025 Equity Incentive Plan (“2025 Plan”). The 2025 Plan provides for the issuance of up to 5,987,802 shares of common stock pursuant to grants of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), non-qualified stock options and incentive stock options, any or all of which can be granted with performance-based vesting conditions. Under the 2025 Plan, 1,708,229 shares may be issued as RSAs or RSUs, including those issued as performance shares and PSUs, and 4,270,573 shares may be issued upon the exercise of stock options. These shares may be awarded from the Company’s authorized but unissued shares. However, the 2025 Plan permits the grant of additional RSAs or RSUs above the aforementioned limit, provided that, for each additional share of RSA or RSU awarded in excess of such limit, the pool of shares available to be issued upon the exercise of stock options will be reduced by three shares.

The RSAs are measured based on grant-date fair value, which reflects the 10-day volume-weighted average price of our stock, on the date of the grant. Of the RSAs granted to date, 1,477,571 shares vest over five years in equal portions beginning on the first anniversary date of the RSA grant date and 90,513 shares vest over five years in equal portions when certain performance metrics are met.

The following table summarizes the Company’s RSA activities for the periods indicated:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Non-vested balance at beginning of period	1,568,084	$17.36	—	$—
Granted	—	—	1,284,525	16.41
Vested	(256,899)	16.41	—	—
Forfeited	(27,961)	16.41	—	—
Non-vested balance at end of period	1,283,224	$17.57	1,284,525	$16.41

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Non-vested balance at beginning of period	1,284,525	$16.41	—	$—
Granted	283,559	21.64	1,284,525	16.41
Vested	(256,899)	16.41	—	—
Forfeited	(27,961)	16.41	—	—
Non-vested balance at end of period	1,283,224	$17.57	1,284,525	$16.41

The following table represents the compensation expense and income tax benefits recognized for RSAs for the periods indicated:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended

	June 30, 2026		June 30, 2025

	(in thousands)
Stock-based compensation expense:
Restricted stock awards	$1,737	$3,180	$787	$787
Total stock-based compensation expense	$1,737	$3,180	$787	$787
Related tax benefits recognized in earnings	$—	$—	$—	$—

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2026 and December 31, 2025.

AFS Securities. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds (such as U.S. Treasuries), mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Derivative Arrangements. The fair values of derivative arrangements are estimated by the Company using a third-party derivative valuation expert who relies on Level 2 inputs, namely discounted cash flow models to determine a fair value by calculating a settlement termination value with the counterparty.

Assets measured and reported at estimated fair value on a recurring basis are summarized below:

June 30, 2026	Level 1	Level 2	Level 3	Fair Value

Assets:	(in thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$90,361	$—	$—	$90,361
U.S. Government agencies	—	4,661	—	4,661
Agency mortgage-backed securities	—	94,284	—	94,284
Agency collateralized mortgage obligations	—	11,887	—	11,887
Corporate bonds	—	46,118	14,315	60,433
Municipal obligations	—	5,116	—	5,116
SBA securities	—	5,898	—	5,898
Total available-for-sale debt securities	$90,361	$167,964	$14,315	$272,640

Derivative assets	$—	$19,593	$—	$19,593

Liabilities:
Derivative liabilities	$—	$16,255	$—	$16,255

December 31, 2025	Level 1	Level 2	Level 3	Fair Value

Assets:	(in thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$95,783	$—	$—	$95,783
U.S. Government agencies	—	9,212	—	9,212
Agency mortgage-backed securities	—	68,591	—	68,591
Agency collateralized mortgage obligations	—	12,237	—	12,237
Corporate bonds	—	55,664	14,221	69,885
Municipal obligations	—	6,524	—	6,524
SBA securities	—	6,727	—	6,727
Total available-for-sale debt securities	$95,783	$158,955	$14,221	$268,959

Derivative assets	$—	$23,578	$—	$23,578

Liabilities:
Derivative liabilities	$—	$22,279	$—	$22,279

The Company had no purchases, sales or transfers of Level 3 assets during the three and six months ended June 30, 2026 and 2025. The change in the value of Level 3 assets during the three and six months ended June 30, 2026 and 2025 was a direct result of the change in market value of the underlying securities.

The Company may also be required from time to time to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. Any adjustments to fair value usually result in write-downs of individual assets.

Collateral-Dependent Loans. Collateral-dependent loans with specific reserves are carried at fair value, which equals the estimated market value of the collateral less estimated costs to sell. A loan may have multiple types of collateral; however, the majority of the Company’s loan collateral is real estate. The value of real estate collateral is generally determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3.

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

The Company had no liabilities measured at fair value on a non-recurring basis.

The following table summarizes assets measured at fair value on a non-recurring basis:

	June 30, 2026
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)
Collateral-dependent loans, net of reserve	$—	$—	$84,056	$84,056

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)
Collateral-dependent loans, net of reserve	$—	$—	$42,041	$42,041

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

	Significant	Significant
	Valuation	Observable	Unobservable
	Technique	Inputs	Inputs
Collateral-dependent loans	Appraisal Value / Comparison Sales / Enterprise Value	Appraisals and/or sales of comparable properties or financial statements of the business

Appraisals discounted 5% to 20% for sales commission and other holding costs; Enterprise value discounts of assets, liabilities and equity; industry Earnings Before Interest, Taxes, Depreciation and Amortization multiples

ASC Topic 825, Financial Instruments (ASC 825), requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.

ASC 825 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. As of June 30, 2026 and December 31, 2025, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

The following tables present the estimated fair values, related carrying amounts, and valuation level of the financial instruments as of the dates stated:

	June 30, 2026
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Financial Assets:
Cash and cash equivalents	$400,154	$400,154	$400,154	$—	$—
Loans held for sale, at fair value	59,927	59,927	59,927	—	—
Loans receivable, net	6,340,806	6,410,858	—	—	6,410,858
Accrued interest receivable	28,898	28,898	28,898	—	—
Non-public investments	42,029	42,029	—	23,730	18,299
BOLI	97,370	97,370	—	97,370	—

Financial Liabilities:
Deposits, other than time deposits	$3,586,545	$3,586,545	$3,586,545	$—	$—
Time deposits	2,733,545	2,730,790	—	2,730,790	—
FHLB borrowings	181,247	177,513	—	177,513	—

	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Financial Assets:
Cash and cash equivalents	$407,854	$407,854	$407,854	$—	$—
Loans held for sale, at fair value	66,447	66,447	66,447	—	—
Loans receivable, net	5,898,729	5,893,652	—	—	5,893,652
Accrued interest receivable	25,390	25,390	25,390	—	—
Non-public investments	33,740	33,740	—	16,594	17,146
BOLI	104,335	104,335	—	104,335	—

Financial Liabilities:
Deposits, other than time deposits	$3,348,901	$3,348,901	$3,348,901	$—	$—
Time deposits	2,504,891	2,506,499	—	2,506,499	—
FHLB borrowings	196,235	191,970	—	191,970	—

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of June 30, 2026 and December 31, 2025, the maximum potential amount of the Company’s obligation was $7.6 million and $9.0 million, respectively, for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Financial instruments whose contract amounts represents off-balance sheet credit risk and are not reflected on the Company’s consolidated balance sheets consist of the following at the dates stated:

	As of
	June 30, 2026	December 31, 2025

	(In thousands)

Commitments to originate loans	$16,668	$45,391
Unadvanced funds on lines of credit	816,140	742,375
Unadvanced funds on construction loans	389,567	409,180
Unadvanced funds on mortgage warehouse loans	509,538	287,655
Letters of credit	7,595	9,013
	$1,739,508	$1,493,614

The amount of unadvanced funds on mortgage warehouse loans was $509.5 million at June 30, 2026. For comparative purposes, the corresponding balance at December 31, 2025 was $287.7 million; however, that amount was not separately disclosed in the previously filed financial statements.

The Bank accrues for credit losses related to off-balance sheet financial instruments. Potential losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the ACL on loans, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $3.5 million and $3.3 million as of June 30, 2026 and December 31, 2025, respectively. For the three and six months ended June 30, 2026, the Company recorded a provision for the allowance for unfunded commitments of $199,000 and $145,000, respectively. For the three and six months ended June 30, 2025, the Company recorded a release of the allowance for unfunded commitments of $1.1 million and $872,000, respectively.

Note 9 – Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives. The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.

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

Interest Rate Positions. The Company may utilize various interest rate derivatives as hedging instruments against interest rate risk associated with the Company’s borrowings and loan portfolios. An interest rate derivative is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged.

The following tables reflect information about the Company’s derivative positions at the dates indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes, included in prepaid expenses and other assets on the consolidated balance sheet.

June 30, 2026
			Weighted Average Rate
	Notional	Weighted Average	Current Rate	Current Rate	Fair Value
	Amount	Maturity	Paid	Received	Asset (Liability) (1)
	(in thousands)	(in years)			(in thousands)
Interest rate swaps	$300,000	2.5	3.63%	3.44%	$(3,328)

Total	$300,000				$(3,328)

December 31, 2025
			Weighted Average Rate
	Notional	Weighted Average	Current Rate	Current Rate	Fair Value
	Amount	Maturity	Paid	Received	Asset (Liability) (1)
	(in thousands)	(in years)			(in thousands)
Interest rate swaps	$300,000	3.5	3.87%	3.44%	$1,284

Total	$300,000				$1,284
(1)	Asset balances are recorded in prepaid expenses and other assets on the consolidated balance sheets. Liability balances are recorded in accrued expenses and other liabilities on the consolidated balance sheets.

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

The Company expects approximately $1.5 million (pre-tax) to be reclassified as an increase to net interest income from OCI related to the Company’s cash flow hedges in the twelve months following June 30, 2026. This reclassification is due to anticipated payments that will be made and/or received on the swaps based on the forward curve at June 30, 2026.

The Company had no hedges in place for the quarter ended June 30, 2025.

Non-Designated Hedges. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected apply hedge accounting. Changes in fair value of derivatives not designated in hedging relationships, exclusive of credit valuation adjustments, are recorded directly in earnings. The Company executes interest rate swaps and cap agreements with commercial banking customers to facilitate its respective risk management strategies. Those interest rate swap and cap agreements are simultaneously hedged by offsetting interest rate swaps and caps that are executed with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.

Risk Participation Agreements. Risk Participation Agreements (“RPAs”) are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. Under the terms of these agreements, the “participating bank” receives a fee from the “lead bank” in exchange for the guarantee of reimbursement if the customer defaults on an interest rate swap.

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

The table below presents the number of positions and total notional amount of non-designated hedges and RPAs as of the dates stated:

		Total
June 30, 2026	Number of Positions	Notional
Derivatives not designated as hedging instruments:		(in thousands)
Interest rate products	75	$523,758
RPA credit contracts	17	44,496
Total derivatives not designated as hedging instruments		$568,254

		Total
December 31, 2025	Number of Positions	Notional
Derivatives not designated as hedging instruments:		(in thousands)
Interest rate products	75	$532,972
RPA credit contracts	17	44,634
Total derivatives not designated as hedging instruments		$577,606

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet. The table below presents the fair value of the Company’s derivative financial instruments not designated as hedging instruments, as well as their classification on the consolidated balance sheets as of the dates stated:

	Derivative	Derivative
	Assets (1)	Liabilities (2)

June 30, 2026	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate products	$19,593	$19,593
RPA credit contracts	—	—
Total derivatives not designated as hedging instruments	$19,593	$19,593

December 31, 2025
Derivatives not designated as hedging instruments:
Interest rate products	$22,294	$22,294
RPA credit contracts	—	1
Total derivatives not designated as hedging instruments	$22,294	$22,295
(1)	Recorded in prepaid expenses and other assets on the consolidated balance sheets.
(2)	Recorded in accrued expenses and other liabilities on the consolidated balance sheets.

Swap contract fees, net of brokerage costs, recognized in earnings on the above noted interest rate products and RPA contracts approximated $72,000 and $524,000 for the three months ended June 30, 2026 and 2025, respectively, and $272,000 and $612,000 for the six months ended June 30, 2026 and 2025, respectively.

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

In order to mitigate counterparty default risk in conjunction with these interest rate products and RPA credit contracts, the Company was required to maintain $9.1 million of collateral deposit accounts with the counterparties to these agreements as of June 30, 2026 and December 31, 2025.

Note 10 – Other Comprehensive Income (Loss)

U.S. GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are as follows for the periods indicated:

	For the Three Months Ended
	June 30, 2026			June 30, 2025

	(In thousands)
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount

Change in fair value of available-for-sale securities	$(528)	$162	$(366)	$407	$(84)	$323
Net change in fair value of available-for-sale securities	(528)	162	(366)	407	(84)	323

Change in fair value of cash flow hedges	(2,617)	654	(1,963)	—	—	—
Change in fair value of cash flow hedge, net of tax	(2,617)	654	(1,963)	—	—	—

Total other comprehensive income (loss)	$(3,145)	$816	$(2,329)	$407	$(84)	$323

	For the Six Months Ended
	June 30, 2026			June 30, 2025

	(In thousands)
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount

Change in fair value of available-for-sale securities	$(1,859)	$492	$(1,367)	$2,698	$(673)	$2,025
Net change in fair value of available-for-sale securities	(1,859)	492	(1,367)	2,698	(673)	2,025

Change in fair value of cash flow hedge	(4,612)	1,153	(3,459)	—	—	—
Net change in fair value of cash flow hedge, net of tax	(4,612)	1,153	(3,459)	—	—	—

Total other comprehensive income (loss)	$(6,471)	$1,645	$(4,826)	$2,698	$(673)	$2,025

The following table presents the components of accumulated other comprehensive loss as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025

	(In thousands)

Net unrealized holding losses on available-for-sale securities, net of tax	$(4,004)	$(2,637)
Net unrealized (loss) gain on cash flow hedge, net of tax	(2,496)	964
Unrecognized director pension plan benefits, net of tax	(1,462)	(1,463)
Total accumulated other comprehensive loss	$(7,962)	$(3,136)

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

The Company operated under the risk-based framework as of June 30, 2026 and December 31, 2025.

Under this framework, quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Common Equity Tier 1 Capital to Risk-Weighted Assets, and Tier 1 Capital to Total Average Assets (as defined in the regulations). Management believes, as of June 30, 2026 and December 31, 2025, that the Company and the Bank meet all capital adequacy requirements to which each is subject.

As of June 30, 2026 and December 31, 2025, the Company and the Bank were categorized as well capitalized under the regulatory framework for prompt corrective action.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the relevant date that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are presented in the table as of the date indicated:

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2026	(in thousands)

Total Capital	$835,700	12.3%	$542,889	8.0%	$678,611	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	780,567	11.5%	407,167	6.0%	542,889	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	780,567	11.5%	305,375	4.5%	441,097	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	780,567	10.9%	286,834	4.0%	358,543	5.0%
(to Total Average Assets)

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2025	(in thousands)

Total Capital	$791,298	12.4%	$511,589	8.0%	$639,486	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	742,881	11.6%	383,692	6.0%	511,589	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	742,881	11.6%	287,769	4.5%	415,666	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	742,881	12.2%	244,395	4.0%	305,494	5.0%
(to Total Average Assets)

The Company’s actual consolidated capital amounts and ratios are presented in the tables below as of the date indicated:

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2026	(in thousands)

Total Capital	$867,074	12.8%	$543,588	8.0%	$679,485	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	811,941	11.9%	407,691	6.0%	543,588	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	811,941	11.9%	305,768	4.5%	441,665	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	811,941	11.3%	288,343	4.0%	360,429	5.0%
(to Total Average Assets)

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2025	(in thousands)

Total Capital	$871,043	13.6%	$512,904	8.0%	$641,130	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	822,626	12.8%	384,678	6.0%	512,904	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	822,626	12.8%	288,508	4.5%	416,734	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	822,626	13.3%	247,709	4.0%	309,636	5.0%
(to Total Average Assets)

Note 12 – Earnings Per Share (“EPS”)

Basic EPS represents net income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.

Diluted EPS has been calculated in a manner similar to that of basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive shares of common stock (such as those resulting from the vesting of RSAs) were issued during the period, computed using the treasury stock method.

The Company has RSAs that had a dilutive effect during the three and six months ended June 30, 2026 and 2025. Unallocated ESOP shares and unvested RSAs are not deemed outstanding for earnings per share calculations.

For the three and six months ended June 30, 2026 and 2025, there were no anti-dilutive shares.

The table below sets forth our earnings per share for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(Dollars in thousands, except per share data)

Net income applicable to common shares	$21,123	$14,579	$36,107	$27,234

Average number of common shares outstanding	44,144,063	41,396,960	44,309,997	41,396,960
Less: average unallocated ESOP shares	(3,074,812)	(3,245,635)	(3,074,347)	(3,245,635)
Less: average unvested restricted stock awards	(1,376,111)	(959,865)	(1,354,391)	(482,584)
Average number of common shares outstanding used to calculate basic EPS	39,693,140	37,191,460	39,881,259	37,668,741
Common stock equivalents	307,165	358,949	379,210	179,474
Average number of common shares outstanding used to calculate diluted EPS	40,000,305	37,550,409	40,260,469	37,848,215

Earnings per common share - basic	$0.53	$0.39	$0.91	$0.72
Earnings per common share - diluted	$0.53	$0.39	$0.90	$0.72

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2026 and 2025 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “could,” “might,” “indicate,” “would,” “contemplate,” “continue,” “target,” “forecast,” “outlook,” “guidance,” “objective,” “goal,” “strategy,” “potential,” “predict,” “projection,” “trend,” “designed to,” “opportunity,” “positioned to,” and other similar expressions or the negative of these terms. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the quality of our loan portfolio;

●	statements of our future exposure to the interest rate risk inherent in our assets and liabilities; and

●	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	weakening in the United States economy in general and the regional and local economies within the Company’s market area;

●	the effects of inflationary pressures, labor market shortages and/or supply chain issues;

●	the instability or volatility in financial markets and unfavorable general business conditions, globally, nationally or regionally, whether caused by geopolitical concerns, recent disruptions in the banking industry, or other factors;

●	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, pandemics or other external events;

●	changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights assets, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses on loans;

●	the effect of any change in federal government enforcement of federal laws affecting the cannabis industry;

●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;

●	our ability to access cost-effective funding;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;

●	our ability to implement and change our business strategies;

●	competition among depository and other financial institutions;

●	adverse changes in the securities or secondary mortgage markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;

●	changes in the quality or composition of our loan or investment portfolios;

●	technological changes that may be more difficult or expensive than expected;

●	the inability of third-party providers to perform as expected;

●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;

●	our ability to manage market risk, interest rate risk, credit risk, compliance risk, and operational risk;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

●	our ability to attract and retain key employees; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net income (GAAP)	$21,123	$14,579	$36,107	$27,234
Add (Subtract):
Adjustments to net income:
Defined benefit pension termination expense	—	—	—	1,217
Non-recurring fees for business line expansion	649	—	1,149	—
BOLI surrender tax and modified endowment contract penalty	27	64	78	218
Merger and acquisition expenses	296	530	830	530
Total adjustments to net income	$972	$594	$2,057	$1,965
Less net tax benefit associated with pre-tax non-GAAP adjustments to net income	218	130	485	463
Non-GAAP adjustments, net of tax	754	464	1,572	1,502
Operating net income (non-GAAP)	$21,877	$15,043	$37,679	$28,736
Weighted average common shares outstanding, basic	39,693,140	37,191,460	39,881,259	37,668,741
Weighted average common shares outstanding, diluted	40,000,305	37,550,409	40,260,469	37,848,215
Operating earnings per share, basic (non-GAAP)	$0.55	$0.40	0.94	0.76
Operating earnings per share, diluted (non-GAAP)	$0.55	$0.40	0.94	0.76

Pre-tax income (GAAP)	$27,494	$18,719	$47,846	$36,288
Add (Subtract):
Adjustments to pre-tax income:
Defined benefit pension termination expense	—	—	—	1,217
Non-recurring fees for business line expansion	649	—	1,149	—
Merger and acquisition expenses	296	530	830	530
Total adjustments to pre-tax income	945	530	1,979	1,747
Operating pre-tax income (non-GAAP)	$28,439	$19,249	$49,825	$38,035

Noninterest expense (GAAP)	$44,017	$29,405	$86,717	$58,085
Subtract (Add):
Adjustments to noninterest expense:
Defined benefit pension termination refund	—	—	—	1,217
Non-recurring fees for business line expansion	649	—	1,149	—
Merger and acquisition expenses	296	530	830	530
Total impact of non-GAAP noninterest expense adjustments	$945	$530	$1,979	$1,747
Noninterest expense on an operating basis (non-GAAP)	$43,072	$28,875	$84,738	$56,338

Operating net income (non-GAAP)	$21,877	$15,043	$37,679	$28,736
Average assets	7,241,524	5,179,324	7,109,032	5,163,492
Operating return on average assets (non-GAAP)	1.21%	1.16%	1.07%	1.12%
Average shareholders’ equity	$844,443	$745,670	$852,926	$751,473
Operating return on average shareholders' equity (non-GAAP)	10.39%	8.09%	8.91%	7.71%

Noninterest expense on an operating basis (non-GAAP)	$43,072	$28,875	$84,738	$56,338
Total pre-provision net revenue (net interest income plus total noninterest income)	74,704	51,285	144,084	98,692
Operating efficiency ratio (non-GAAP)	57.66%	56.30%	58.81%	57.08%

Income tax expense (GAAP)	$6,371	$4,140	$11,739	$9,054
Subtract (Add):
Adjustments to income tax expense:
Net tax benefit associated with pre-tax non-GAAP adjustments to net income	218	130	485	463
BOLI surrender tax and modified endowment contract penalty	(27)	(64)	78	(218)
Total impact of non-GAAP income tax expense adjustments	$191	$66	563	$245
Income tax expense on an operating basis (non-GAAP)	$6,562	$4,206	11,176	$8,809
Operating effective tax rate (non-GAAP)	23.1%	21.9%	23.4%	24.3%

	As of
	June 30, 2026	December 31, 2025

Total shareholders’ equity (GAAP)	$842,002	$858,932
Subtract:
Intangible assets (core deposit intangible)	31,023	37,815
Total tangible shareholders’ equity (non-GAAP)	810,979	821,117

Total assets (GAAP)	$7,446,880	$7,006,388
Subtract:
Intangible assets (core deposit intangible)	31,023	37,815
Total tangible assets (non-GAAP)	$7,415,857	$6,968,573
Tangible shareholders' equity / tangible assets (non-GAAP)	10.94%	11.78%
Total common shares outstanding	43,818,490	45,770,128
Tangible book value per share (non-GAAP)	$18.51	$17.94

Comparison of Financial Condition as of June 30, 2026 and December 31, 2025

Total Assets. Total assets increased $440.5 million, or 6.3%, to $7.45 billion as of June 30, 2026 from $7.01 billion as of December 31, 2025. The increase was primarily driven by increases in net loans and non-public investments, offset partially by decreases in cash and cash equivalents and BOLI.

Cash and Cash Equivalents. Cash and cash equivalents decreased $7.7 million, or 1.9%, to $400.2 million as of June 30, 2026 from $407.9 million as of December 31, 2025. The decrease in cash and cash equivalents was primarily a result of the repurchase of 2,207,236 shares during the six months ended June 30, 2026.

Available-for-Sale Securities. Available-for-sale securities increased $3.7 million, or 1.4%, to $272.6 million as of June 30, 2026 from $269.0 million as of December 31, 2025, primarily as a result of purchases of U.S. Treasuries, Government Agency debt securities and mortgage-backed securities.

Loans. Net loans increased $442.1 million, or 7.5%, to $6.34 billion as of June 30, 2026 from $5.90 billion as of December 31, 2025. The increase resulted primarily from increases in: commercial real estate loans, which increased $197.5 million, or 10.3%; commercial and industrial loans, which increased $140.1 million, or 13.9%; residential real estate loans, including home equity loans, of $56.5 million, or 4.3%; multi-family loans of $50.2 million, or 9.7%; construction and land development loans of $35.1 million, or 4.8%; and consumer loans of $23.3 million, or 11.4%, partially offset by a decrease in mortgage warehouse loans of $63.3 million, or 22.5%. The increase in our loan portfolio reflects our strategy to prudently grow the balance sheet by continuing to diversify into higher-yielding loans to improve net margins and manage interest rate risk.

Loans to borrowers in the cannabis loan industry increased $137.6 million, or 34.0%, to $542.4 million as of June 30, 2026 from $404.8 million as of December 31, 2025. Of those totals, $374.2 million and $228.8 million at June 30, 2026 and December 31, 2025, respectively, were direct loans to cannabis companies and were collateralized by real estate

Collateral dependent loans increased $42.0 million, or 99.9%, to $84.1 million as of June 30, 2026, from $42.0 million as of December 31, 2025, primarily driven by one CRE relationship that is well collateralized, paying as expected and with no required specific reserve.

Deposits. Deposits increased $466.3 million, or 8.0%, to $6.32 billion as of June 30, 2026 from $5.85 billion as of December 31, 2025. Core deposits (which we define as all deposits including certificates of deposit, other than brokered deposits) increased $282.1 million, or 5.3%, to $5.60 billion as of June 30, 2026 from $5.32 billion as of December 31, 2025. The increase in deposits was the result of growth in customer deposits, which primarily included the following: noninterest-bearing demand deposits, which increased $125.4 million, or 15.2%; NOW accounts, which increased $92.1 million, or 13.9%; and customer certificates of deposit, which increased $59.0 million, or 4.9%. Brokered deposits increased $184.2 million, or 34.4%, to $719.9 million as of June 30, 2026 from $535.7 million as of December 31, 2025.

Deposits from customers in the cannabis industry increased $69.1 million, or 15.2%, to $522.1 million as of June 30, 2026 from $453.0 million as of December 31, 2025.

FHLB Borrowings. FHLB borrowings decreased $15.0 million, or 7.6%, to $181.2 million as of June 30, 2026 from $196.2 million as of December 31, 2025, primarily driven by deposit growth outpacing loan growth.

Shareholders’ Equity. Total shareholders’ equity decreased $16.9 million, or 2.0%, to $842.0 million as of June 30, 2026 from $858.9 million as of December 31, 2025, due to the $43.0 million decrease in additional paid-in capital resulting from the completion of our share repurchase program in which we repurchased a total of 2,207,236 shares during the six months ended June 30, 2026 at an all-in weighted average cost of $20.96 per share totaling $46.3 million, together with a $4.8 million, or 153.9%, increase in other comprehensive loss as a result of the interest rate environment negatively impacting the value of our AFS securities portfolio and our balance sheet hedges, partially offset by net income of $36.1 million during the six months ended June 30, 2026.

Comparison of Operating Results for the Three Months Ended June 30, 2026 and 2025

Net Income. Net income increased $6.5 million, or 44.9%, to $21.1 million, or $0.53 per diluted common share, for the quarter ended June 30, 2026, compared to net income of $14.6 million, or $0.39 per diluted common share, for the quarter ended June 30, 2025. Net interest income increased $22.1 million, or 47.1%, and noninterest income increased $1.3 million, or 29.9%, partially offset by increased noninterest expense of $14.6 million, or 49.7%, and increased income tax expense of $2.2 million, or 53.9%.

Operating net income, excluding one-time charges, amounted to $21.9 million, or $0.55 per basic and diluted share for the quarter ended June 30, 2026 compared to operating net income, excluding one-time charges, of $15.0 million, or $0.40 per basic and diluted share, for the quarter ended June 30, 2025, which represents an increase of $6.8 million, or 45.4%.

The material one-time charges for the quarter ended June 30, 2026 were:

●	Non-recurring fees for business line expansion of $649,000 ($499,000 net of tax);
●	Final merger and acquisition costs of $296,000 ($227,000 net of tax) related to the Company’s acquisition of Provident; and
●	Tax expense and a modified endowment contract penalty of $27,000 related to the surrender of BOLI policies acquired from BankProv.

The material one-time charges for the quarter ended June 30, 2025 were:

●	Merger and acquisition costs of $530,000 ($400,000 net of tax) related to the Company’s acquisition of Provident; and
●	Income tax expense and a modified endowment contract penalty of $64,000 related to the surrender of BOLI policies.

Interest and Dividend Income. Interest and dividend income increased $31.9 million, or 40.0%, to $111.8 million for the quarter ended June 30, 2026 from $79.8 million for the quarter ended June 30, 2025, primarily due to increased interest and fees on loans of $31.9 million, or 42.6%. The increase in interest and fees on loans was primarily due to an increase of $1.90 billion, or 42.4%, in the average balance of the loan portfolio to $6.38 billion for the quarter ended June 30, 2026 from $4.48 billion for the quarter ended June 30, 2025, reflecting the Provident acquisition, which was completed on November 14, 2025 and the growth of our commercial and construction loan portfolios.

Average interest-earning assets increased $1.99 billion, or 40.2%, to $6.93 billion for the quarter ended June 30, 2026 from $4.94 billion for the quarter ended June 30, 2025. The yield on interest-earning assets decreased 1 basis point to 6.47% for the quarter ended June 30, 2026 from 6.48% for the quarter ended June 30, 2025.

Interest and dividend income included $2.0 million of fair value mark accretion related to the acquisition of Provident, representing 1.8% or 5 basis points of net interest margin, during the three months ended June 30, 2026. The Company recorded no fair value mark accretion during the three months ended June 30, 2025.

Interest Expense. Total interest expense increased $9.8 million, or 29.9%, to $42.6 million for the quarter ended June 30, 2026 from $32.8 million for the quarter ended June 30, 2025.

Interest expense on deposits increased $9.0 million, or 28.4%, to $40.7 million for the quarter ended June 30, 2026 from $31.7 million for the quarter ended June 30, 2025. The increase in interest expense on deposits was primarily driven by an increase in the average balance of certificates of deposit and individual retirement accounts of $629.6 million, or 32.0%, to $2.59 billion for the quarter ended June 30, 2026 from $1.96 billion for the quarter ended June 30, 2025 and an increase in the average balance of money market accounts of $610.2 million, or 56.0%, to $1.70 billion for the quarter ended June 30, 2026 from $1.09 billion for the quarter ended June 30, 2025, partially offset by a decrease in the weighted average rate on certificates of deposit and individual retirement accounts of 42 basis points to 3.91% for the quarter ended June 30, 2026 from 4.34% for the quarter ended June 30, 2025.

Interest expense on borrowings increased $810,000, or 70.4%, to $2.0 million for the quarter ended June 30, 2026 from $1.2 million for the quarter ended June 30, 2025, primarily from the increase in the average balance of FHLB borrowings of $105.6 million, or 102.1%, to $209.0 million during the quarter ended June 30, 2026 from $103.4 million for the quarter ended June 30, 2025.

Net Interest Income. Net interest income increased $22.1 million, or 47.1%, to $69.1 million for the quarter ended June 30, 2026 from $47.0 million for the quarter ended June 30, 2025, primarily due to a $1.99 billion, or 40.2%, increase in the average balance of interest-earning assets to $6.93 billion for the quarter ended June 30, 2026 from $4.94 billion for the quarter ended June 30, 2025 and a decrease in the weighted average rate on interest-bearing liabilities of 36 basis points to 3.16% for the quarter ended June 30, 2026 from 3.52% for the quarter ended June 30, 2025. These increases were partially offset by an increase in the average balance of interest-bearing liabilities of $1.67 billion, or 44.5%, to $5.42 billion at June 30, 2026 from $3.75 billion at June 30, 2025.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL, a provision of $3.2 million was recorded for the quarter ended June 30, 2026, of which $3.0 million related to the provision for credit losses on loans, compared to a provision of $3.2 million for the quarter ended June 30, 2025, which included a $4.2 million provision for credit losses on loans. The decrease in the provision for credit losses on loans was primarily driven by prior quarter reserve increases from updated peer proxies to better reflect geographic composition and construction to permanent amortization adjustments, partially offset by current quarter other consumer charge-off replenishment and higher C&I impaired reserves. The provision for credit losses on unfunded commitments increased $1.2 million during the three months ended June 30, 2026 as a result of an increase in unfunded commitments during the quarter ended June 30, 2026.

Noninterest Income. Noninterest income increased $1.3 million, or 29.9%, to $5.6 million for the quarter ended June 30, 2026 from $4.3 million for the quarter ended June 30, 2025. The increase resulted primarily from increased customer service fees of $1.1 million, or 44.1%, due to higher cash management, loan and debit card fees.

The table below sets forth our noninterest income for the quarters ended June 30, 2026 and 2025:

	Three Months Ended		Change
	June 30, 2026	June 30, 2025	Amount	Percent

	(Dollars in thousands)
Customer service fees	$3,681	$2,554	$1,127	44.13%
Increase in cash surrender value of BOLI	962	787	175	22.24%
Mortgage banking income	92	120	(28)	(23.33)%
Swap contract income	72	524	(452)	(86.26)%
Gain on sale of loans, net	227	21	206	980.95%
Other income	525	272	253	93.01%
Total noninterest income	$5,559	$4,278	$1,281	29.94%

Noninterest Expense. Noninterest expense increased $14.6 million, or 49.7%, to $44.0 million for the quarter ended June 30, 2026 from $29.4 million for the quarter ended June 30, 2025. Salaries and employee benefit expenses increased $7.0 million, or 37.6%, resulting primarily from a $4.1 million increase in employee compensation, a $1.1 million increase in medical and dental benefits and a $541,000 increase in employee bonus expense, all due to headcount increases related to the Provident acquisition and the Company’s continued organic growth, and a $525,000 increase in stock-based compensation as a result of the grants made during the current year.

Data processing expenses increased $2.4 million, or 96.5% primarily driven by our continued investment in technology and systems in support of upcoming revenue initiatives, requiring the operation of systems in parallel for a period of time while new systems are implemented. General and administrative expenses increased $2.1 million, or 98.6%, primarily driven by our acquisition of Provident resulting in $855,000 in additional core deposit intangible amortization expense, in addition to $319,000 in increased tax credit amortization expense, $169,000 in increased education and training expenses, $144,000 in increased utilities expenses and $124,000 in increased bank supplies expense all driven by our acquisition of Provident. Occupancy and equipment expenses increased $1.0 million, or 68.5%, primarily driven by our acquisition of Provident, as well as the opening of two new branches.

The table below sets forth our noninterest expense for the quarters ended June 30, 2026 and 2025:

	Three Months Ended		Change
	June 30, 2026	June 30, 2025	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$25,549	$18,567	$6,982	37.60%
Data processing expenses	4,899	2,493	2,406	96.51%
Director and professional service fees	3,816	2,943	873	29.66%
Occupancy and equipment expenses	2,468	1,465	1,003	68.46%
FDIC and state insurance assessments	1,584	883	701	79.39%
Marketing and charitable contribution expenses	1,530	954	576	60.38%
General and administrative expenses	4,171	2,100	2,071	98.62%
Total noninterest expense	$44,017	$29,405	$14,612	49.69%

Income Tax Expense. Income tax expense increased $2.2 million, or 53.9%, to $6.4 million for the quarter ended June 30, 2026 from $4.1 million for the quarter ended June 30, 2025. The effective tax rate was 23.2% and 22.1% for the quarters ended June 30, 2026 and 2025, respectively. The increase in tax expense was from higher pre-tax income during the quarter ended June 30, 2026 compared to June 30, 2025.

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

	Three Months Ended
	June 30, 2026			June 30, 2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$6,377,025	$106,574	6.70%	$4,479,478	$74,719	6.69%
Securities	279,196	2,758	3.96%	232,812	2,307	3.97%
Other investments (5)	34,301	612	7.16%	28,525	605	8.51%
Short-term investments (5)	237,667	1,848	3.12%	200,524	2,217	4.43%
Total interest-earning assets	6,928,189	111,792	6.47%	4,941,339	79,848	6.48%
Non-interest-earning assets	394,611			277,915
Allowance for credit losses	(81,276)			(39,930)
Total assets	$7,241,524			$5,179,324

Interest-bearing liabilities:
Savings accounts	$210,544	324	0.62%	$119,736	134	0.45%
NOW accounts	701,167	2,265	1.30%	469,472	1,259	1.08%
Money market accounts	1,700,366	12,783	3.02%	1,090,163	9,062	3.33%
Certificates of deposit and individual retirement accounts	2,594,290	25,314	3.91%	1,964,678	21,235	4.34%
Total interest-bearing deposits	5,206,367	40,686	3.13%	3,644,049	31,690	3.49%
FHLB borrowings	209,002	1,961	3.76%	103,406	1,151	4.46%
Total interest-bearing liabilities	5,415,369	42,647	3.16%	3,747,455	32,841	3.52%
Non-interest-bearing deposits	883,487			593,136
Other non-interest-bearing liabilities	98,225			93,063
Total liabilities	6,397,081			4,433,654
Shareholders' equity	844,443			745,670
Total liabilities and shareholders' equity	$7,241,524			$5,179,324
Net interest income		$69,145			$47,007
Net interest rate spread (1)			3.31%			2.96%
Net interest-earning assets (2)	$1,512,820			$1,193,884
Net interest margin (3)			4.00%			3.82%

Average interest-earning assets to interest-bearing liabilities	127.94%			131.86%
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized.
(6)	Other investments are comprised of Federal Reserve Bank (“FRB”) stock, FHLB stock and swap collateral accounts. Short-term investments are comprised of cash and cash equivalents

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

	Three Months Ended
	June 30, 2026 vs. 2025
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$31,712	$143	$31,855
Securities	458	(7)	451
Other investments	32	(25)	7
Short-term investments	613	(982)	(369)
Total interest-earning assets	32,815	(871)	31,944

Interest-bearing liabilities:
Savings accounts	127	63	190
NOW accounts	711	295	1,006
Money market accounts	4,487	(766)	3,721
Certificates of deposit and individual retirement accounts	5,855	(1,776)	4,079
Total interest-bearing deposits	11,180	(2,184)	8,996
Federal Home Loan Bank advances	957	(147)	810
Total interest-bearing liabilities	12,137	(2,331)	9,806

Change in net interest income	$20,678	$1,460	$22,138

Comparison of Operating Results for the Six Months Ended June 30, 2026 and 2025

Net Income. Net income increased approximately $8.9 million, or 32.6%, to $36.1 million, or $0.90 per diluted common share, for the six months ended June 30, 2026, compared to net income of $27.2 million, or $0.72 per diluted common share, for the six months ended June 30, 2025. The increase was primarily due to increased net interest income of $43.5 million, or 48.0%, partially offset by increased noninterest expense of $28.6 million, or 49.3%, and increased provision for credit losses of $5.2 million, or 120.4%.

Operating net income, excluding one-time charges, amounted to $37.7 million, or $0.94 per diluted share, for the six months ended June 30, 2026 compared to operating net income, excluding one-time charges, of $28.7 million, or $0.76 per diluted share, for the six months ended June 30, 2025, an increase of $8.9 million, or 31.1%.

The material one-time charges for the six months ended June 30, 2026 were:

●	Non-recurring fees for business line expansion of $1.2 million ($867,000 net of tax);
●	Final merger and acquisition costs of $830,000 ($626,000 net of tax) related to the Company’s completed acquisition of Provident; and
●	Tax expense and a modified endowment contract penalty of $77,000 related to the surrender of BOLI policies acquired from Provident.

The material one-time charges for the six months ended June 30, 2025 were:

●	Defined benefit pension termination expenses of $1.2 million ($917,000 net of tax);
●	Merger and acquisition costs of $530,000 ($400,000 net of tax) related to the Company’s acquisition of Provident and;
●	Tax expense and a modified endowment contract penalty of $218,000 related to the surrender of BOLI policies.

Interest and Dividend Income. Interest and dividend income increased $60.8 million, or 38.8%, to $217.5 million for the six months ended June 30, 2026 from $156.7 million for the six months ended June 30, 2025, primarily due to a $60.5 million, or 41.4%, increase in interest and fees on loans, reflecting the Provident acquisition and the growth of our commercial and construction loan portfolios. The increase in interest and fees on loans was primarily due to an increase of $1.81 billion, or 40.9%, in the average balance of the loan portfolio to $6.23 billion for the six months ended June 30, 2026 from $4.42 billion for the six months ended June 30, 2025 reflecting the Provident acquisition, which was completed on November 14, 2025, and the growth of our commercial and construction loan portfolios.

Average interest-earning assets increased $1.89 billion, or 38.5%, to $6.81 billion for the six months ended June 30, 2026 from $4.92 billion for the six months ended June 30, 2025. The yield on interest-earning assets increased 1 basis point to 6.44% for the six months ended June 30, 2026 from 6.43% for the six months ended June 30, 2025.

Interest Expense. Total interest expense increased $17.3 million, or 26.1%, to $83.5 million for the six months ended June 30, 2026 from $66.2 million for the six months ended June 30, 2025. Interest expense on deposit accounts increased $16.3 million, or 25.6%, to $80.3 million for the six months ended June 30, 2026 from $63.9 million for the six months ended June 30, 2025. The increase was primarily due to an increase in the average balance of certificate of deposit and individual retirement accounts of $574.1 million, or 29.1%, to $2.55 billion for the six months ended June 30, 2026 from $1.97 billion for the six months ended June 30, 2025, an increase in the average balance of money market accounts of $624.3 million, or 57.7% to $1.71 billion for the six months ended June 30, 2026 from $1.08 billion for the six months ended June 30, 2025 and an increase in the average balance of FHLB borrowings of $75.1 million, or 77.2%, to $172.4 million for the six months ended June 30, 2026 from $97.3 million for the six months ended June 30, 2025, partially offset by a decrease in the weighted average rate on certificate of deposit and individual retirement accounts of 51 basis points to 3.95% for the six months ended June 30, 2026 from 4.46% for the six months ended June 30, 2025.

Net Interest Income. Net interest income increased $43.5 million, or 48.0%, to $134.0 million for the six months ended June 30, 2026 from $90.5 million for the six months ended June 30, 2025, primarily due to a $1.89 billion, or 38.5%, increase in the average balance of interest-earning assets to $6.81 billion for the six months ended June 30, 2026 from $4.92 billion for the six months ended June 30, 2025 and a decrease in the weighted average rate on interest-bearing liabilities of 40 basis points to 3.17% for the six months ended June 30, 2026 from 3.57% for the six months ended June 30, 2025. These increases were offset partially by an increase in the average balance of interest-bearing liabilities of $1.57 billion, or 41.9%, to $5.30 billion for the six months ended June 30, 2026 from $3.74 billion for the six months ended June 30, 2025.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL, a provision of $9.5 million was recorded for the six months ended June 30, 2026, of which $9.4 million related to the provision for credit losses on loans, compared to a provision of $4.3 million for the six months ended June 30, 2025, which included a $5.2 million provision for credit losses on loans. The increase of $4.2 million, or 80.6%, in the provision for credit losses on loans was primarily driven by loan growth, additional specific reserves on PCD loans from our acquisition of Provident, larger peer commercial real estate credit losses impacting quantitative reserves, and an elevated qualitative factor risk grade for the commercial and industrial loan portfolio. The provision for credit losses on unfunded commitments increased $1.0 million, or 116.6%, during the six months ended June 30, 2026 as a result of increased unfunded commitments.

Noninterest Income. Noninterest income increased $1.9 million, or 23.4%, to $10.1 million for the six months ended June 30, 2026 from $8.2 million for the six months ended June 30, 2025. The increase resulted primarily from increased customer service fees of $1.7 million, or 33.3%, due to higher cash management, debit card and interchange fees. The table below sets forth our noninterest income for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
Customer service fees	$6,812	$5,112	$1,700	33.26%
Increase in cash surrender value of BOLI	1,815	1,818	(3)	(0.17)%
Mortgage banking income	211	269	(58)	(21.56)%
Swap contract income	273	612	(339)	(55.39)%
Gain on sale of loans, net	226	48	178	370.83%
Other income	735	301	434	144.19%
Total noninterest income	$10,072	$8,160	$1,912	23.43%

Noninterest Expense. Noninterest expense increased $28.6 million, or 49.3%, to $86.7 million for the six months ended June 30, 2026 from $58.1 million for the six months ended June 30, 2025. Salaries and employee benefit expenses increased $13.3 million, or 35.3%, primarily from an $8.6 million increase in employee compensation expense, a $1.9 million increase in medical and dental benefits expense, a $1.3 million increase in employee bonus expense, a $539,000 increase in federal payroll taxes and a $577,000 increase in 401(k) match expenses driven by two quarters of increased headcount from the Provident acquisition and the hiring of additional employees consistent with our organic growth and a $1.0 million increase in employee stock compensation expense resulting from the original grants being awarded in April 2025 driving lower expense during the six months ended June 30, 2025, offset partially by a $1.2 million decrease in pension expenses due to completion of the plan liquidation during 2025.

General and administrative expenses increased $4.8 million, or 136.9%, primarily driven by our acquisition of Provident resulting in $1.7 million in additional core deposit intangible amortization expense. Also contributing to the increase in general and administrative expenses were $672,000 in increased tax credit amortization expense, $299,000 in increased trailing Provident acquisition expenses and $224,000 in increased education and training expenses, $148,000 in increased travel expenses, $165,000 in increased utilities expenses, $124,000 in armored courier expenses, $124,000 in loan workout expenses and $123,000 in increased bank supplies expense, all of which were driven by our acquisition of Provident. Data processing expenses increased $4.1 million, or 77.6%, during the six months ended June 30, 2026, primarily the result of our significant investment in technology and systems, as well as two full quarters of increased transactional volume from the Provident acquisition.

Occupancy and equipment expenses increased $2.8 million, or 54.5%, primarily driven by our acquisition of Provident, as well as, the opening of two new branches. Marketing and charitable contribution expenses increased $1.9 million, or 62.8%, primarily driven by our continued community investment, our acquisition of Provident and the opening of two new branches. FDIC and state assessment expenses increased $1.0 million, or 61.3%, primarily driven by our acquisition of Provident driving up our average balances and related assessments.

The table below sets forth our noninterest expense for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$51,017	$37,717	$13,300	35.26%
Data processing expenses	9,338	5,258	4,080	77.60%
Director and professional service fees	7,865	5,090	2,775	54.52%
Occupancy and equipment expenses	4,958	3,045	1,913	62.82%
Marketing and charitable contribution expenses	2,563	1,800	763	42.39%
FDIC and state insurance assessments	2,736	1,696	1,040	61.32%
General and administrative expenses	8,240	3,479	4,761	136.85%
Total noninterest expense	$86,717	$58,085	$28,632	49.29%

Income Tax Expense. Income tax expense increased $2.7 million, or 29.7%, to $11.7 million for the six months ended June 30, 2026 from $9.1 million for the six months ended June 30, 2025, mainly resulting from the increase in net income during the quarter ended June 30, 2026. The effective tax rate was 24.5% and 25.0% for the six months ended June 30, 2026 and 2025, respectively.

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

	Six Months Ended
	June 30, 2026			June 30, 2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)
Interest-earning assets:
Loans	$6,234,418	$206,614	6.68%	$4,423,154	$146,159	6.66%
Securities	276,268	5,466	3.99%	231,616	4,596	4.00%
Other investments (5)	31,305	878	5.66%	28,030	823	5.92%
Short-term investments (5)	266,371	4,519	3.42%	232,733	5,119	4.44%
Total interest-earning assets	6,808,362	217,477	6.44%	4,915,533	156,697	6.43%
Non-interest-earning assets	385,340			287,270
Allowance for credit losses	(84,670)			(39,311)
Total assets	$7,109,032			$5,163,492

Interest-bearing liabilities:
Savings accounts	$209,120	587	0.57%	$116,760	180	0.31%
NOW accounts	670,428	4,270	1.28%	469,968	2,267	0.97%
Money market accounts	1,705,988	25,515	3.02%	1,081,650	17,840	3.33%
Certificates of deposit and individual retirement accounts	2,546,020	49,893	3.95%	1,971,891	43,642	4.46%
Total interest-bearing deposits	5,131,556	80,265	3.15%	3,640,269	63,929	3.54%
FHLB borrowings	172,425	3,200	3.74%	97,321	2,236	4.63%
Total interest-bearing liabilities	5,303,981	83,465	3.17%	3,737,590	66,165	3.57%
Non-interest-bearing deposits	854,325			582,878
Other non-interest-bearing liabilities	97,800			91,551
Total liabilities	6,256,106			4,412,019
Shareholders' equity	852,926			751,473
Total liabilities and shareholders' equity	$7,109,032			$5,163,492
Net interest income		$134,012			$90,532
Net interest rate spread (1)			3.27%			2.86%
Net interest-earning assets (2)	$1,504,381			$1,177,943
Net interest margin (3)			3.97%			3.71%

Average interest-earning assets to interest-bearing liabilities	128.36%			131.52%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.
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

	Six Months Ended
	June 30, 2026 vs. 2025
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$60,026	$429	$60,455
Securities	883	(13)	870
Other	89	(34)	55
Short-term investments	1,030	(1,630)	(600)
Total interest-earning assets	62,028	(1,248)	60,780

Interest-bearing liabilities:
Savings accounts	200	207	407
NOW accounts	1,144	859	2,003
Money market accounts	9,153	(1,478)	7,675
Certificates of deposit and individual retirement accounts	10,306	(4,055)	6,251
Total interest-bearing deposits	20,803	(4,467)	16,336
Federal Home Loan Bank advances	1,284	(320)	964
Total interest-bearing liabilities	22,087	(4,787)	17,300

Change in net interest income	$39,941	$3,539	$43,480

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

●	maintaining capital levels that exceed the thresholds for well-capitalized status under federal regulations;
●	maintaining a prudent level of liquidity;
●	maintaining a prudent level of off-balance sheet funding capacity;
●	growing our volume of core deposit accounts;
●	utilizing our AFS securities portfolio and interest rate swaps as part of our balance sheet asset and liability and interest rate risk management strategy intended to reduce the impact of movements in interest rates on net interest income and the economic value of equity;
●	managing our utilization of wholesale funding with borrowings from the FHLB, FRB and brokered deposits in a prudent manner;

●	continuing to diversify our loan portfolio by adding more commercial-related loans and consumer loans, which typically have shorter maturities and/or balloon payments; and
●	continuing to price our one-to-four family residential real estate loan products in a way that encourages borrowers to select our adjustable-rate loans as opposed to longer-term, fixed-rate loans.

Shortening the average term of our interest-earning assets by increasing our investments in shorter-term assets, as well as originating loans with variable interest rates, helps to match the maturities and interest rates of our assets and liabilities better, thereby reducing the exposure of our net interest income to changes in market interest rates.

On occasion, we have employed various financial risk methodologies that are intended to limit, or “hedge,” the adverse effects of rising or decreasing interest rates on our loan portfolios and short-term liabilities. We also engage in hedging strategies with respect to arrangements where our customers swap floating interest rate obligations for fixed interest rate obligations, or vice versa. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions.

Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We first estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by various basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100-basis point increase in the “Change in Interest Rates” column in the table below.

The following table sets forth, as of June 30, 2026, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2026
Change in Interest Rates	Net Interest Income	Year 1 Change from
(basis points) (1)	Year 1 Forecast	Level
(Dollars in thousands)
300	294,250	7.0%
200	286,254	4.1%
100	281,644	2.5%
Level	274,904	—%
(100)	270,584	(1.6)%
(200)	267,636	(2.6)%
(300)	266,213	(3.2)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that as of June 30, 2026, we would have experienced a 4.1% increase in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 2.6% decrease in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

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

The following table sets forth, as of June 30, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase
At June 30, 2026	Estimated	(Decrease) in EVE
Change in Interest Rates (basis points) (1)	EVE (2)	Amount	Percent
(Dollars in thousands)
300	1,213,303	(115,549)	(8.7)%
200	1,266,105	(62,747)	(4.7)%
100	1,314,604	(14,248)	(1.1)%
Level	1,328,852	N/A	—%
(100)	1,353,570	24,718	1.9%
(200)	1,335,599	6,747	0.5%
(300)	1,286,673	(42,179)	(3.2)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that as of June 30, 2026, we would have experienced a 4.7% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.5% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The net interest income and EVE tables presented above assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates, and actual results may differ materially. Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits, derivatives and borrowings.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the FHLB and the Discount Window at the FRB. As of June 30, 2026, we had outstanding advances of $181.2 million from the FHLB. As of June 30, 2026, we had unused borrowing capacity of $762.0 million with the FHLB. At June 30, 2026, the Bank had $1.12 billion available from the discount window under the Borrower in Custody (“BIC”) program at the FRB. Additionally, as of June 30, 2026, we had $719.9 million of brokered deposits and pursuant to our internal liquidity policy, which allows us to utilize brokered deposits up to 25.0% of our total assets, we had an additional capacity of up to approximately $1.14 billion of brokered deposits. Uninsured deposits were $1.78 billion and $1.66 billion as of June 30, 2026 and December 31, 2025, respectively.

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

At June 30, 2026, we had $16.7 million in outstanding commitments to originate loans. In addition, we had $816.1 million in unused lines of credit to borrowers, $509.5 million in unused mortgage warehouse lines, $389.6 million in unadvanced construction loans and $7.6 million in letters of credit outstanding.

Non-brokered certificates of deposit due within one year of June 30, 2026 totaled $1.93 billion, or 30.5%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits, FHLB advances and FRB borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the non-brokered certificates of deposit due on or before June 30, 2026, or on our other interest-bearing deposit accounts. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of June 30, 2026.

Our primary investing activity is originating loans. During the six months ended June 30, 2026, we originated $428.4 million of loans, net of repayments.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced net increases in total deposits of $466.3 million for the six months ended June 30, 2026. At June 30, 2026 and December 31, 2025, the level of brokered time deposits was $719.9 million and $535.7 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. FHLB advances decreased $15.0 million during the six months ended June 30, 2026.

For additional information, see the consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 included as part of the consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

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

As of June 30, 2026, Needham Bank and the Company exceeded all of their regulatory capital requirements, and were categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 11 of the notes to consolidated financial statements.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented in this quarterly report on Form 10-Q have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The information called for by this Item is incorporated by reference to the discussion of market risk in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk.”

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the three months ended June 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of the	That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares	Paid per Share (1)	Share Repurchase Program	Share Repurchase Program (2)

April 1 - April 30, 2026	438,395	$19.90	438,395	480,332
May 1 - May 31, 2026	480,332	20.35	918,727	-
June 1 - June 30, 2026	-	-	-	-
Total	918,727	$20.13

(1) Includes commissions paid and excise tax.

(2) On May 13, 2026, the Company completed this stock repurchase plan.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104

Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NB BANCORP, INC.

Date: August 7, 2026	/s/ Joseph Campanelli
Joseph Campanelli
Chairman, President and Chief Executive Officer

Date: August 7, 2026	/s/ Jean-Pierre Lapointe
Jean-Pierre Lapointe
Senior Executive Vice President and Chief Financial Officer