Form 10-Q
period 2026-09-30
NB Bancorp, Inc.
filed 2026-11-04
CIK 1979330

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

(781) 444-2100

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	NBBK	The NASDAQ Stock Market, LLC
(Title of each class)	(Ticker Symbol(s))	(Name of each exchange on which registered)

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

As of October 31, 2026, 43,818,490 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

NB Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

NB Bancorp, Inc.
Consolidated Balance Sheets
September 30, 2026 (Unaudited) and December 31, 2025
(in thousands except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Cash and due from banks	$238,502	$325,969
Federal funds sold	27,555	81,885
Total cash and cash equivalents	266,057	407,854

Available-for-sale securities, at fair value	279,518	268,959

Loans held for sale, at fair value	55,906	66,447

Loans receivable, net of deferred fees	6,765,853	5,986,140
Allowance for credit losses	(78,305)	(87,411)
Net loans	6,687,548	5,898,729

Accrued interest receivable	29,971	25,390
Banking premises and equipment, net	51,107	46,209
Non-public investments	49,161	33,740
Bank-owned life insurance ("BOLI")	98,178	104,335
Prepaid expenses and other assets	71,048	68,079
Goodwill	16,520	18,512
Core deposit intangible, net	16,628	19,303
Deferred income tax asset, net	62,354	48,831
Total assets	$7,683,996	$7,006,388

Liabilities and shareholders' equity
Deposits
Core deposits	$5,828,759	$5,318,111
Brokered deposits	692,637	535,681
Total deposits	6,521,396	5,853,792
Mortgagors' escrow accounts	4,919	5,193
Federal Home Loan Bank ("FHLB") borrowings	150,322	196,235
Accrued expenses and other liabilities	127,414	70,716
Accrued retirement liabilities	22,542	21,520
Total liabilities	6,826,593	6,147,456

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized; 43,818,490 and 45,770,128
shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	438	458
Additional paid-in capital	417,943	458,864
Unallocated common shares held by the Employee Stock Ownership Plan ("ESOP")	(40,690)	(42,454)
Retained earnings	495,082	445,200
Accumulated other comprehensive loss	(15,370)	(3,136)
Total shareholders' equity	857,403	858,932
Total liabilities and shareholders' equity	$7,683,996	$7,006,388

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Income
(Unaudited - Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$110,730	$77,365	$317,345	$223,524
Interest on securities	3,144	2,253	8,609	6,850
Interest and dividends on cash equivalents and other	2,282	2,070	7,679	8,012
Total interest and dividend income	116,156	81,688	333,633	238,386

INTEREST EXPENSE
Interest on deposits	42,896	31,273	123,161	95,201
Interest on borrowings	1,820	2,240	5,020	4,478
Total interest expense	44,716	33,513	128,181	99,679

NET INTEREST INCOME	71,440	48,175	205,452	138,707

PROVISION FOR CREDIT LOSSES
Provision for credit losses - loans	1,391	1,041	10,767	6,232
(Release of) provision for credit losses - unfunded commitments	(145)	355	—	(517)
Total provision for credit losses	1,246	1,396	10,767	5,715

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	70,194	46,779	194,685	132,992

NONINTEREST INCOME
Customer service fees	3,505	2,498	10,317	7,610
Increase in cash surrender value of BOLI	808	631	2,623	2,449
Mortgage banking income	165	148	376	417
Swap contract income	479	208	751	820
(Loss) gain on sale of loans, net	(185)	45	41	93
Other income	333	152	1,069	747
Total noninterest income	5,105	3,682	15,177	12,136

NONINTEREST EXPENSE
Salaries and employee benefits	27,499	18,641	78,515	56,358
Director and professional service fees	4,158	2,920	12,023	8,010
Occupancy and equipment expenses	3,047	1,559	8,005	4,604
Data processing expenses	5,351	2,911	14,689	8,169
Marketing and charitable contribution expenses	1,073	949	3,636	2,750
FDIC and state insurance assessments	1,434	928	4,170	2,624
Core deposit intangible amortization expense	892	37	2,675	112
General and administrative expenses	2,827	2,554	9,285	6,251
Total noninterest expense	46,281	30,499	132,998	88,878

INCOME BEFORE TAXES	29,018	19,962	76,864	56,250

INCOME TAX EXPENSE	5,885	4,600	17,624	13,654

NET INCOME	$23,133	$15,362	$59,240	$42,596

Weighted average common shares outstanding, basic	39,432,499	35,372,205	40,030,768	37,100,616
Weighted average common shares outstanding, diluted	39,833,964	35,579,456	40,417,396	37,289,349
Earnings per share, basic	$0.59	$0.43	$1.48	$1.15
Earnings per share, diluted	$0.58	$0.43	$1.47	$1.14

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited - Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
NET INCOME	$23,133	$15,362	$59,240	$42,596

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Net change in fair value of available-for-sale securities	(3,852)	1,780	(5,219)	3,805
Net change in fair value of cash flow hedge	(3,556)	1,240	(7,015)	1,240
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:	(7,408)	3,020	(12,234)	5,045
TOTAL COMPREHENSIVE INCOME, NET OF TAX	$15,725	$18,382	$47,006	$47,641

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited - Dollars in thousands)

	For the Three Months Ended
	Shares of			Unallocated		Accumulated
	Common		Additional	Common		Other
	Stock		Paid-In	Stock Held by	Retained	Comprehensive
	Outstanding	Common Stock	Capital	ESOP	Earnings	Income (Loss)	Total
Balance, June 30, 2025	40,748,380	$407	$358,793	$(43,643)	$427,707	$(6,142)	$737,122
Net income	—	—	—	—	15,362	—	15,362
Other comprehensive income, net of tax	—	—	—	—	—	3,020	3,020
Repurchase of common shares under share repurchase plan	(921,934)	(9)	(17,523)	—	—	—	(17,532)
Stock-based compensation	—	—	1,061	—	—	—	1,061
ESOP shares committed to be released (43,057 shares)	—	—	195	594	—	—	789
Dividends paid	—	—	—	—	(2,788)	—	(2,788)
Balance, September 30, 2025	39,826,446	$398	$342,526	$(43,049)	$440,281	$(3,122)	$737,034

Balance, June 30, 2026	43,818,490	$438	$415,841	$(41,285)	$474,970	$(7,962)	$842,002
Net income	—	—	—	—	23,133	—	23,133
Other comprehensive loss, net of tax	—	—	—	—	—	(7,408)	(7,408)
Stock-based compensation	—	—	1,737	—	—	—	1,737
ESOP shares committed to be released (43,057 shares)	—	—	365	595	—	—	960
Dividends paid	—	—	—	—	(3,021)	—	(3,021)
Balance, September 30, 2026	43,818,490	$438	$417,943	$(40,690)	$495,082	$(15,370)	$857,403

	For the Nine Months Ended
	Shares of			Unallocated		Accumulated
	Common		Additional	Common		Other
	Stock		Paid-In	Stock Held by	Retained	Comprehensive
	Outstanding	Common Stock	Capital	ESOP	Earnings	Income (Loss)	Total
Balance, December 31, 2024	42,705,729	$427	$417,247	$(44,813)	$400,473	$(8,167)	$765,167
Net income	—	—	—	—	42,596	—	42,596
Other comprehensive income, net of tax	—	—	—	—	—	5,045	5,045
Repurchase of common shares under share repurchase plan	(4,163,808)	(41)	(77,084)	—	—	—	(77,125)
Restricted stock awards issued	1,284,525	12	(12)	—	—	—	—
Stock-based compensation	—	—	1,848	—	—	—	1,848
ESOP shares committed to be released (127,766 shares)	—	—	527	1,764	—	—	2,291
Dividends paid	—	—	—	—	(2,788)	—	(2,788)
Balance, September 30, 2025	39,826,446	$398	$342,526	$(43,049)	$440,281	$(3,122)	$737,034

Balance, December 31, 2025	45,770,128	$458	$458,864	$(42,454)	$445,200	$(3,136)	$858,932
Net income	—	—	—	—	59,240	—	59,240
Other comprehensive loss, net of tax	—	—	—	—	—	(12,234)	(12,234)
Repurchase of common shares under share repurchase plan	(2,207,236)	(22)	(46,237)	—	—	—	(46,259)
Restricted stock awards issued	283,559	3	(3)	—	—	—	—
Restricted stock awards cancelled (1)	(27,961)	(1)	(554)	—	—	—	(555)
Stock-based compensation	—	—	4,917	—	—	—	4,917
ESOP shares committed to be released (127,766 shares)	—	—	956	1,764	—	—	2,720
Dividends paid	—	—	—	—	(9,358)	—	(9,358)
Balance, September 30, 2026	43,818,490	$438	$417,943	$(40,690)	$495,082	$(15,370)	$857,403

(1)	Represents restricted stock awards (“RSAs”) cancelled upon vesting for employee payroll tax withholding and upon forfeiture.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited - Dollars in thousands)

	For the Nine Months Ended September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59,240	$42,596
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of available-for-sale securities	(283)	(215)
Amortization of core deposit intangible	2,675	112
Provision for credit losses	10,767	5,715
Loan hedge fair value adjustments, net	(117)	(115)
Change in net deferred loan origination fees	3,480	506
Loans originated for sale	(10,097)	(4,983)
Proceeds from sale of loans held for sale	16,672	8,043
Gain on sale of loans	(94)	(217)
Depreciation and amortization expense	3,001	2,173
Gain from BOLI death benefit	—	(25)
Increase in cash surrender values of BOLI	(2,623)	(2,424)
Deferred income tax benefit	(10,212)	(29)
ESOP expense	2,720	2,291
Stock-based compensation	4,917	1,848
Restricted stock awards cancelled	(554)	—
Changes in operating assets and liabilities:
Net change in loans held for sale	11,343	—
Accrued interest receivable	(4,581)	(1,389)
Prepaid expenses and other assets	(6,376)	6,636
Accrued expenses and other liabilities	50,804	3,978
Accrued retirement liabilities	1,022	(3,269)

NET CASH PROVIDED BY OPERATING ACTIVITIES	131,704	61,232

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and purchases, net of repayments	(812,012)	(389,776)
Purchases of available-for-sale securities	(89,493)	(45,558)
Proceeds from maturities, calls and paydowns of available-for-sale securities	72,247	48,032
Recoveries of loans previously charged off	1,726	1,517
Net change in non-public investments	(15,421)	(20,167)
Proceeds from BOLI death benefit	—	128
Purchases of BOLI policies	(20,000)	—
Proceeds from surrender of BOLI policies	28,780	48,764
Purchases of banking premises and equipment	(7,899)	(1,361)

NET CASH USED IN INVESTING ACTIVITIES	(842,072)	(358,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	667,604	388,068
Net change in mortgagors' escrow accounts	(274)	(6)
Repurchase of common shares under share repurchase plans	(46,259)	(77,125)
Dividends paid	(9,358)	(2,788)
Decrease in FHLB borrowings, net	(43,142)	(79,382)

NET CASH PROVIDED BY FINANCING ACTIVITIES	568,571	228,767

NET CHANGE IN CASH AND CASH EQUIVALENTS	(141,797)	(68,422)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	407,854	363,855

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$266,057	$295,433

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Supplemental disclosure of cash paid during the period for:
Interest	$127,525	$104,974
Income taxes:
U.S. Federal	2,337	900
Massachusetts	2,644	4,425
New York	666	—
California	464	—
Jurisdictions below 5 percent of total income taxes paid, net of refunds	1,201	—

Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right of use assets and lease liabilities	$5,076	$1,238
Increase in operating lease right of use assets and lease liabilities resulting from lease modifications	818	2,732
Unrealized (losses) gains on available-for-sale securities	(6,970)	5,077
Unrealized holding (losses) gains on cash flow hedge	(9,354)	1,653
Mortgage loans transferred to loans held for sale	7,337	2,967
Restricted stock awards granted	3	12
Restricted stock awards cancelled	(1)	—
Correction of an immaterial error - Goodwill	1,992	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NB Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Corporate Structure and Nature of Operations; Basis of Presentation

Corporate Structure and Nature of Operations

NB Bancorp, Inc., a Maryland corporation (the “Company”), is a bank holding company. Through its wholly-owned subsidiary, Needham Bank (the “Bank”), the Company provides a variety of banking services through its full-service Bank branches, located in eastern Massachusetts and southern New Hampshire.

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

In connection with the Conversion, liquidation accounts were established by the Company and the Bank in an aggregate amount equal to (i) the MHC’s ownership interest in the shareholders’ equity of NB Financial, Inc. as of the date of the latest statement of financial condition included in the Company’s definitive prospectus dated October 12, 2023, plus (ii) the value of the net assets of the MHC as of the date of the MHC’s latest statement of financial condition before the consummation of the Conversion (excluding the MHC’s ownership interest in NB Financial, Inc.). Each eligible account holder and supplemental eligible account holder is entitled to a proportionate share of the liquidation accounts in the event of a liquidation of (i) the Company and the Bank or (ii) the Bank, and only in such events. This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after the Conversion in the related deposit balance. The Bank may not pay a dividend on its capital stock if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements.

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

The accompanying Consolidated Balance Sheet as of September 30, 2026, and the Consolidated Statements of Income, of Comprehensive Income, of Changes in Shareholders’ Equity and of Cash Flows for the three and nine months ended September 30, 2026 and 2025 are unaudited. The Consolidated Balance Sheet as of December 31, 2025 was derived from the Audited Consolidated Financial Statements as of that date. The interim Consolidated Financial Statements and the accompanying notes should be read in conjunction with the annual Consolidated Financial Statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC. In the opinion of management, the Company’s Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim period, or any future year or period.

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

Provident Bancorp, Inc. and BankProv Acquisition

On November 15, 2025, the Company completed its acquisition of Provident Bancorp, Inc. and BankProv (together, “Provident”). The total consideration paid in the acquisition of Provident was $111.8 million in cash and the issuance of 5,943,682 shares of common stock valued at $114.7 million. The acquisition added $1.40 billion of total assets, $1.23 billion of total loans and $1.14 billion in total deposits, each at fair value, as of the date of closing.

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

The calculation of goodwill is subject to change for up to one year after the closing date of the transaction as additional information relative to closing date estimates and uncertainties become available. During the three and nine months ended September 30, 2026, the Company corrected an immaterial error related to the acquisition-date accounting for an FHLB advance assumed in the acquisition as a correction of an error under ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Refer to Note 5 – Goodwill and Other Intangibles for disclosure of the adjustment.

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

Recent Accounting Pronouncements

Relevant standards that were recently issued but not yet adopted as of September 30, 2026:

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

Securities have been classified on the consolidated balance sheets according to management’s intent. The following tables summarize the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses at the dates indicated:

	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gain	Loss	Credit Losses	Fair Value

September 30, 2026	(in thousands)
Available-for-Sale Debt Securities:
U.S. Treasury securities	$93,869	$—	$(1,270)	$—	$92,599
U.S. Government agencies	4,694	—	(141)	—	4,553
Agency mortgage-backed securities	112,129	—	(6,235)	—	105,894
Agency collateralized mortgage obligations	12,933	137	(506)	—	12,564
Corporate bonds	58,745	112	(2,467)	—	56,390
Municipal obligations	2,000	—	(40)	—	1,960
SBA securities	5,717	—	(159)	—	5,558
Total	$290,087	$249	$(10,818)	$—	$279,518

	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gain	Loss	Credit Losses	Fair Value

December 31, 2025	(in thousands)
Available-for-Sale Debt Securities:
U.S. Treasury securities	$95,479	$407	$(103)	$—	$95,783
U.S. Government agencies	9,159	53	—	—	9,212
Agency mortgage-backed securities	69,682	162	(1,253)	—	68,591
Agency collateralized mortgage obligations	12,109	202	(74)	—	12,237
Corporate bonds	72,703	263	(3,081)	—	69,885
Municipal obligations	6,596	—	(72)	—	6,524
SBA securities	6,830	—	(103)	—	6,727
Total	$272,558	$1,087	$(4,686)	$—	$268,959

The Company did not record a provision for estimated credit losses on any AFS securities during the three and nine months ended September 30, 2026 and 2025. Excluded from the table above is accrued interest on AFS securities of $2.0 million and $1.8 million at September 30, 2026 and December 31, 2025, respectively, which is included within accrued interest receivable on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on AFS securities for the three and nine months ended September 30, 2026 and 2025. No securities held by the Company were delinquent on contractual payments at September 30, 2026 or December 31, 2025, nor were any securities placed on non-accrual status for the three and nine months ended September 30, 2026 and 2025.

The following is a summary of actual maturities of certain AFS securities as of September 30, 2026. The amortized cost and fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Agency mortgage-backed securities and collateralized mortgage obligations are presented as separate lines as paydowns are expected to occur before contractual maturity dates.

	Available-for-Sale
	Amortized Cost	Fair Value

	(in thousands)

Within one year	$37,932	$37,775
Over one year to five years	88,885	87,187
Over five years to ten years	34,037	32,087
Over ten years	4,171	4,011
	165,025	161,060
Agency mortgage-backed securities	112,129	105,894
Agency collateralized mortgage obligations	12,933	12,564
	$290,087	$279,518

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of AFS securities during the three and nine months ended September 30, 2026 and 2025.

The carrying value of AFS securities pledged to secure advances from the FHLB were $221.9 million and $111.5 million as of September 30, 2026 and December 31, 2025, respectively.

The following tables present fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated.

		Less than 12 Months		12 Months or More		Total

		(Dollars in thousands)
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
September 30, 2026	Number of Securities	Losses	Value	Losses	Value	Losses	Value
U.S. Treasuries	44	$(1,151)	$79,777	$(119)	$7,820	$(1,270)	$87,597
U.S. Government Agencies	3	(141)	4,553	—	—	(141)	4,553
Agency mortgage-backed securities	54	(3,436)	76,868	(2,799)	29,026	(6,235)	105,894
Agency collateralized mortgage obligations	7	(173)	6,379	(333)	6,025	(506)	12,404
Corporate bonds	19	(288)	13,712	(2,179)	35,567	(2,467)	49,279
Municipal obligations	1	—	—	(40)	1,960	(40)	1,960
SBA securities	5	—	—	(159)	5,558	(159)	5,558
Total	133	$(5,189)	$181,289	$(5,629)	$85,956	$(10,818)	$267,245

		Less than 12 Months		12 Months or More		Total

		(Dollars in thousands)
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2025	Number of Securities	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	8	$(11)	$8,929	$(92)	$10,945	$(103)	$19,874
Agency mortgage-backed securities	25	(301)	26,876	(952)	31,890	(1,253)	58,766
Agency collateralized mortgage obligations	4	(7)	1,995	(67)	7,324	(74)	9,319
Corporate bonds	24	(356)	6,634	(2,725)	53,538	(3,081)	60,172
Municipal obligations	6	(1)	1,440	(71)	5,084	(72)	6,524
SBA securities	5	(28)	2,299	(75)	4,428	(103)	6,727
Total	72	$(704)	$48,173	$(3,982)	$113,209	$(4,686)	$161,382

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Included in corporate bonds are investments in senior and subordinated debt of banks and bank holding companies, some of which do not have investment ratings.

At September 30, 2026, AFS debt securities had unrealized losses with aggregate depreciation of 3.9% from the Company’s amortized cost basis. These unrealized losses relate to changes in market interest rates since acquiring the securities. As management has the intent and ability to hold AFS debt securities until maturity or cost recovery, no allowance for credit losses on securities is deemed necessary as of September 30, 2026 and December 31, 2025.

Note 4 – Loans Receivable, Allowance for Credit Losses and Credit Quality

Loans Held for Sale

Loans held for sale to the secondary market are carried at the lower of cost or estimated market value on an individual loan basis. Changes in the fair value of loans held for sale are recognized in the consolidated statements of income when there is a change in the balance of loans being sold at a discount. Interest income is recognized on loans held for sale between the time the loan is funded and the loan is sold. Direct loan origination costs and fees are deferred upon origination and are recognized in the consolidated statements of income on the date of sale. As of September 30, 2026 and December 31, 2025, the Company had $55.9 million and $66.4 million of consumer loans held for sale, respectively. The sale of the loans held for sale at September 30, 2026 has been delayed due to liquidity needs of the purchaser but is expected to close in the fourth quarter of 2026.

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

The Company made no significant changes to loss factors, assumptions or qualitative factors within the CECL model during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, as part of management’s annual analysis of prepayment speeds, the historical prepayment speed analysis of the purchased consumer loans portfolio used in the ACL calculation was enhanced, transitioning from a lifetime analysis to a month-over-month analysis. The resulting Other Consumer loans prepayment speed forecast dropped from 16.8% to 10.1% and resulted in a $1.3 million increase in the quantitative value of the Other Consumer Loans ACL.

For those loans that do not share similar risk characteristics, the Company evaluates the ACL needs on an individual (or loan-by-loan) basis. This population of individually evaluated loans (or loan relationships with the same primary source of repayment) is determined on a quarterly basis and consists of loans with a risk rating of substandard or worse or loan terms differing significantly from other pooled loans.

In accordance with the Company’s policy, non-accrual residential real estate loans that are below $500,000 and well secured (loan-to-value <60%) are excluded from being individually evaluated.

Measurement of credit loss is based on the expected future cash flows of an individually evaluated loan, discounted at the loan’s effective interest rate, or measured on an observable market value, if one exists, or the estimated market value of the collateral underlying the loan, discounted to consider estimated costs to sell the collateral for collateral-dependent loans. For enterprise value loans within the commercial and industrial loan portfolio, management relies on a standardized set of valuation methodologies that take into account future projected cash flows, market-based multiples, as well as, asset values. Valuations involve both quantitative and qualitative considerations and professional judgements concerning differences in financial and operating characteristics in addition to other factors that may impact value over time. If the net value is less than the loan’s amortized cost, a specific reserve in the ACL is recorded, which is charged-off in the period when management believes the loan balance is no longer collectible.

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

Collateral-Dependent Loans. The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral-dependent loans:

●	Commercial real estate and multifamily loans may be secured by either owner-occupied commercial real estate or non-owner-occupied investment commercial real estate. Typically, owner-occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties occupied by operating companies. Repayment is generally from the cash flows of the business occupying the property.

●	Non-owner-occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development and industrial properties, as well as other commercial or industrial real estate.

●	Commercial and industrial loans may be secured by non-real estate collateral such as accounts receivable, inventory, equipment, or other similar assets. Enterprise value is defined as imputed value for the entire underlying business. To determine an appropriate range of enterprise value, management relies on a standardized set of valuation methodologies that take into account future projected cash flows, market-based multiples, and asset values. Valuations involve both quantitative and qualitative considerations and professional judgments concerning differences in financial and operating characteristics in addition to other factors that may impact values over time.

●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.

●	Home equity lines of credit are generally secured by second mortgages on residential real estate property.

●	Consumer loans are generally secured by boats and recreational vehicles, automobiles, solar panels and other personal property. Some consumer loans are unsecured, have no underlying collateral, and would not be considered collateral-dependent.

●	Warehouse loans are primarily facility lines to non-bank mortgage origination companies. The underlying collateral of these loans consist of residential real estate loans.

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

Loans consist of the following as of the dates stated:

	September 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent

	(Dollars in thousands)

One-to-four-family residential	$1,252,252	18.48%	$1,177,156	19.64%
Home equity	177,528	2.62%	152,602	2.55%
Total residential real estate	1,429,780	21.10%	1,329,758	22.19%

Commercial real estate	2,304,739	34.01%	1,924,043	32.09%
Multi-family residential	584,967	8.63%	517,527	8.63%
Total commercial real estate	2,889,706	42.64%	2,441,570	40.72%
Construction and land development	846,453	12.49%	730,573	12.19%
Commercial and industrial	1,137,411	16.78%	1,007,669	16.81%
Total commercial	4,873,570	71.91%	4,179,812	69.72%

Consumer, net of premium/discount	235,761	3.48%	203,497	3.40%

Mortgage warehouse	238,098	3.51%	280,949	4.69%

Total loans	6,777,209	100.00%	5,994,016	100.00%
Deferred fees, net	(11,356)		(7,876)
Allowance for credit losses	(78,305)		(87,411)
Net loans	$6,687,548		$5,898,729

Included in the above are approximately $576.3 million and $404.8 million in loans to borrowers in the cannabis industry at September 30, 2026 and December 31, 2025, respectively. Of those totals, $401.3 million and $228.8 million were direct loans to cannabis companies and were collateralized by real estate at September 30, 2026 and December 31, 2025, respectively.

During the three and nine months ended September 30, 2026, the Company purchased approximately $15.0 million and $45.2 million of consumer automobile loan pools, respectively.

During the three and nine months ended September 30, 2025, the Company purchased approximately $20.3 million and $34.7 million of consumer automobile loan pools, respectively.

The outstanding balances of these purchased consumer loan pools, shown net of premium (discount) are as follows as of the dates stated:

	September 30, 2026
	Gross Loan	Premium (Discount)	Net Loan

	(in thousands)

Student loans	$4,403	$33	$4,436
Automobile loans	94,422	—	94,422
Solar panel loans	43,133	(3,735)	39,398
Home improvement loans	30,478	2	30,480
Total	$172,436	$(3,700)	$168,736

	December 31, 2025
	Gross Loan	Premium (Discount)	Net Loan

	(in thousands)

Student loans	$5,421	$34	$5,455
Boats and RV loans	238	—	238
Automobile loans	75,560	—	75,560
Solar panel loans	49,077	(4,667)	44,410
Home improvement loans	35,845	(13)	35,832
Total	$166,141	$(4,646)	$161,495

The carrying value of loans pledged to secure advances from the FHLB were $1.03 billion and $1.56 billion as of September 30, 2026 and December 31, 2025, respectively.

The following table presents the aging of the amortized cost of loans receivable by loan category as of the date stated:

	September 30, 2026
		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans

	(in thousands)
Real estate loans:
One-to-four-family residential	$1,248,128	$461	$408	$—	$3,255	$1,252,252
Home equity	174,905	1,077	—	—	1,546	177,528
Commercial real estate	2,290,430	722	—	—	13,587	2,304,739
Multi-family residential	584,967	—	—	—	—	584,967
Construction and land development	841,273	5,180	—	—	—	846,453
Commercial and industrial	1,119,870	726	129	—	16,686	1,137,411
Consumer	228,699	4,474	1,586	—	1,002	235,761
Mortgage warehouse	238,098	—	—	—	—	238,098
Total	$6,726,370	$12,640	$2,123	$—	$36,076	$6,777,209

	December 31, 2025
		30-59	60-89	90 Days or
	Current	Days	Days	More Past Due		Total
	Loans	Past Due	Past Due	Still Accruing	Nonaccrual	Loans

	(in thousands)
Real estate loans:
One-to-four-family residential	$1,166,731	$7,232	$481	$—	$2,712	$1,177,156
Home equity	150,413	445	385	—	1,359	152,602
Commercial real estate	1,923,108	80	—	—	855	1,924,043
Multi-family residential	517,527	—	—	—	—	517,527
Construction and land development	730,563	—	—	—	10	730,573
Commercial and industrial	895,662	73,225	2,531	—	36,251	1,007,669
Consumer	197,196	3,416	1,337	—	1,548	203,497
Mortgage Warehouse	280,949	—	—	—	—	280,949
Total	$5,862,149	$84,398	$4,734	$—	$42,735	$5,994,016

The following table presents the amortized cost of nonaccrual loans receivable by loan category as of the dates stated:

	September 30, 2026			December 31, 2025
	Nonaccrual	Nonaccrual	Total	Nonaccrual	Nonaccrual	Total
	Loans with	Loans with	Nonaccrual	Loans with	Loans with	Nonaccrual
	No ACL	an ACL	Loans	No ACL	an ACL	Loans

	(In thousands)
Real estate loans:
One-to-four-family residential	$3,255	$—	$3,255	$2,712	$—	$2,712
Home equity	1,546	—	1,546	1,359	—	1,359
Commercial real estate	13,587	—	13,587	855	—	855
Construction and land development	—	—	—	10	—	10
Commercial and industrial	9,837	6,849	16,686	19,799	16,452	36,251
Consumer	1,002	—	1,002	1,548	—	1,548
Total	$29,227	$6,849	$36,076	$26,283	$16,452	$42,735

During the three and nine months ended September 30, 2026, the Company reversed $295,000 and $890,000 of interest income for loans that were placed on non-accrual, respectively. During the three and nine months ended September 30, 2025, the Company reversed $82,000 and $288,000 of interest income for loans that were placed on non-accrual, respectively.

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

The following table presents the amortized cost of loans receivable by internal risk grade by year of origination as of September 30, 2026. Also presented are current period gross charge-offs by loan type and vintage year for the three months ended September 30, 2026:

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
One-to-Four-Family Residential
Grade:
Pass	1-5	$178,447	$107,830	$82,045	$116,188	$238,287	$490,776	$33,481	$1,247,054
Special Mention	6	—	—	—	—	—	2,103	—	2,103
Substandard	7	—	—	—	—	—	2,967	128	3,095
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$178,447	$107,830	$82,045	$116,188	$238,287	$495,846	$33,609	$1,252,252
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Home Equity
Grade:
Pass	1-5	$—	$—	$482	$245	$—	$634	$174,622	$175,983
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	62	124	—	449	910	1,545
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$544	$369	$—	$1,083	$175,532	$177,528
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Grade:
Pass	1-5	$391,712	$326,213	$158,780	$306,151	$350,487	$493,157	$157,975	$2,184,475
Special Mention	6	—	—	—	—	33,597	9,592	—	43,189
Substandard	7	—	—	13,390	—	1,207	62,478	—	77,075
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$391,712	$326,213	$172,170	$306,151	$385,291	$565,227	$157,975	$2,304,739
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Multi-Family
Grade:
Pass	1-5	$29,568	$47,912	$24,954	$133,373	$206,192	$141,696	$1,272	$584,967
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$29,568	$47,912	$24,954	$133,373	$206,192	$141,696	$1,272	$584,967
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

		Term Loans Amortized Cost Basis by Origination Year (in thousands)
	Risk Rating	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Construction and Land Development
Grade:
Pass	1-5	$146,159	$122,503	$182,303	$177,969	$13,275	$9,080	$179,518	$830,807
Special Mention	6	—	—	—	12,532	3,114	—	—	15,646
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$146,159	$122,503	$182,303	$190,501	$16,389	$9,080	$179,518	$846,453
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade:
Pass	1-5	$248,953	$68,298	$51,600	$66,111	$68,786	$99,106	$367,460	$970,314
Special Mention	6	—	9,500	5,422	343	3,816	7,036	31,609	57,726
Substandard	7	—	—	443	81,528	7,726	14,467	5,198	109,362
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	9	—	—	9
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$248,953	$77,798	$57,465	$147,982	$80,337	$120,609	$404,267	$1,137,411
Current period gross charge-offs		$—	$—	$—	$2,428	$1,616	$—	$—	$4,044

Consumer
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		65,748	48,066	29,637	2,800	35,199	47,869	6,442	235,761
Total		$65,748	$48,066	$29,637	$2,800	$35,199	$47,869	$6,442	$235,761
Current period gross charge-offs		$—	$18	$39	$175	$445	$656	$2	$1,335

Mortgage Warehouse
Grade:
Pass	1-5	$—	$—	$—	$—	$—	$—	$238,098	$238,098
Special Mention	6	—	—	—	—	—	—	—	—
Substandard	7	—	—	—	—	—	—	—	—
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	—	—	—	—
Loans not formally risk rated (1)		—	—	—	—	—	—	—	—
Total		$—	$—	$—	$—	$—	$—	$238,098	$238,098
Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—

Total Loans
Grade:
Pass	1-5	$994,839	$672,756	$500,164	$800,037	$877,027	$1,234,449	$1,152,426	$6,231,698
Special Mention	6	—	9,500	5,422	12,875	40,527	18,731	31,609	118,664
Substandard	7	—	—	13,895	81,652	8,933	80,361	6,236	191,077
Doubtful	8	—	—	—	—	—	—	—	—
Loss	9	—	—	—	—	9	—	—	9
Loans not formally risk rated (1)		65,748	48,066	29,637	2,800	35,199	47,869	6,442	235,761
Total		$1,060,587	$730,322	$549,118	$897,364	$961,695	$1,381,410	$1,196,713	$6,777,209
Current period gross charge-offs		$—	$18	$39	$2,603	$2,061	$656	$2	$5,379

(1) Consumer loans are not formally risk rated and included $1.0 million of loans on non-accrual as of September 30, 2026.

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

The following table presents an analysis of the change in the ACL by major loan segment for the periods stated:

	For the Three Months Ended September 30, 2026
	One-to-Four
	Family		Commercial		Construction and	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Land Development	Industrial	Consumer	Mortgage Warehouse	Unallocated	Total

	(in thousands)
Balance at June 30, 2026	$1,709	$149	$22,634	$1,247	$6,110	$40,440	$9,647	152	$—	$82,088
Provision for (release of) credit losses	273	10	733	155	857	(1,942)	1,243	62	—	1,391
Charge-offs	—	—	—	—	—	(4,044)	(1,335)	—	—	(5,379)
Recoveries of loans previously charged-off	—	—	—	—	—	12	193	—	—	205
Balance at September 30, 2026	$1,982	$159	$23,367	$1,402	$6,967	$34,466	$9,748	$214	$—	$78,305

	For the Three Months Ended September 30, 2025
	One-to-Four
	Family		Commercial		Construction and	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Land Development	Industrial	Consumer	Mortgage Warehouse	Unallocated	Total

	(in thousands)
Balance at June 30, 2025	$1,288	$91	$10,081	$538	$7,153	$14,315	$9,135	$—	$—	$42,601
Provision for (release of) credit losses	222	33	(322)	65	(1,165)	174	2,034	—	—	1,041
Charge offs	—	—	—	—	—	—	(693)	—	—	(693)
Recoveries of loans previously charged-off	—	—	—	—	—	12	91	—	—	103
Balance at September 30, 2025	$1,510	$124	$9,759	$603	$5,988	$14,501	$10,567	$—	$—	$43,052

	For the Nine Months Ended September 30, 2026
	One-to-Four
	Family		Commercial		Construction and	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Land Development	Industrial	Consumer	Mortgage Warehouse	Unallocated	Total

	(in thousands)
Balance at December 31, 2025	$1,703	$152	$21,599	$1,188	$5,050	$49,599	$7,895	225	$—	$87,411
Provision for (release of) credit losses	335	7	1,778	214	1,917	363	6,164	(11)	—	10,767
Charge offs	(56)	—	(10)	—	—	(16,708)	(4,825)	—	—	(21,599)
Recoveries of loans previously charged-off	—	—	—	—	—	1,212	514	—	—	1,726
Balance at September 30, 2026	$1,982	$159	$23,367	$1,402	$6,967	$34,466	$9,748	$214	$—	$78,305

	For the Nine Months Ended September 30, 2025
	One-to-Four
	Family		Commercial		Construction and	Commercial and
	Residential	Home Equity	Real Estate	Multi-Family	Land Development	Industrial	Consumer	Mortgage Warehouse	Unallocated	Total

	(in thousands)
Balance at December 31, 2024	$1,195	$74	$9,481	$599	$4,137	$11,174	$12,084	$—	$—	$38,744
Provision for (release of) credit losses	315	50	(645)	4	1,851	3,291	1,366	—	—	6,232
Charge offs	—	—	—	—	—	—	(3,441)	—	—	(3,441)
Recoveries of loans previously charged-off	—	—	923	—	—	36	558	—	—	1,517
Balance at September 30, 2025	$1,510	$124	$9,759	$603	$5,988	$14,501	$10,567	$—	$—	$43,052

The charge-offs in the commercial and industrial portfolio during the three months ended September 30, 2026 were primarily driven by one relationship resulting in three charge-offs of PCD loans, in the amount of $4.0 million. The charge-offs in the commercial and industrial portfolio during the nine months ended September 30, 2026 were primarily driven by three large charge-offs of PCD loans, in amounts of $10.6 million, $4.0 million and $1.8 million. These loans were previously reserved for through purchase accounting adjustments as of the acquisition date and resulted in no additional loss to the Company.

The following table presents the amortized cost of collateral-dependent loans as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Real estate loans:
One-to-four-family residential	$3,145	$2,433
Home equity	1,467	1,338
Commercial real estate	72,279	19,057
Construction and land development	—	10
Commercial and industrial loans	119,286	62,986
Total	$196,177	$85,824

The increase in collateral-dependent loans as of September 30, 2026 was primarily attributable to one commercial and industrial relationship totaling $71.5 million, and one non-owner occupied commercial real estate relationship totaling $38.1 million. Both relationships are actively being managed through workout strategies. Based on management’s evaluation of the two additional collateral-dependent relationships as of September 30, 2026, only one commercial and industrial PCD loan required a specific reserve of $1.6 million, with no additional losses expected on the two relationships.

The Company closely monitors the performance of borrowers experiencing financial difficulty to understand the effectiveness of its loan modification efforts. The following tables present the period end amortized cost basis of loans modified during the three and nine months ended September 30, 2026 and 2025 to borrowers experiencing financial difficulty, disaggregated by class of financing receivable, type of modification granted and the financial effect of the modifications.

	Three Months Ended September 30, 2026
	Amortized	% of Total Class of
	Cost Basis	Financing Receivable	Financial Effect
	(In thousands)
Interest rate reduction
Commercial and industrial	$15,311	1.3%	P&I extension, cash injection, maturity extensions and rate reductions
Maturity extension
Commercial and industrial	80,051	7.0%	Maturity extension, forbearance extension, re-amortization and loan aggregation
Total	$95,362

	Three Months Ended September 30, 2025
	Amortized	% of Total Class of
	Cost Basis	Financing Receivable	Financial Effect
	(In thousands)
Interest rate reduction
Commercial real estate	$37,098	2.0%	Terminated swap, changed interest rate index, reduced spread and added rate floors
Total	$37,098

	Nine Months Ended September 30, 2026
	Amortized	% of Total Class of
	Cost Basis	Financing Receivable	Financial Effect
	(In thousands)
Interest rate reduction
Commercial and industrial	$15,311	1.3%	P&I extension, cash injection, maturity extensions and rate reductions
Commercial real estate	7,264	0.3%	Aggregated term loans, cash injection to pay down principal, P&I payment structure extended
Maturity extension
Commercial and industrial	80,051	7.0%	Maturity extension, forbearance extension, re-amortization and loan aggregation
Total	$102,626

	Nine Months Ended September 30, 2025
	Amortized	% of Total Class of
	Cost Basis	Financing Receivable	Financial Effect
	(In thousands)
Interest rate reduction
Commercial real estate	$37,098	2.0%	Terminated swap, changed interest rate index, reduced spread and added rate floors
Total	$37,098

Modifications to borrowers experiencing financial difficulty were performing in accordance with the modified terms, current and not in default as of three and nine months ended September 30, 2026 and 2025.

Note 5 – Goodwill and Other Intangible Assets

The table below sets forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization as of the dates indicated:

	September 30, 2026	December 31, 2025

	(in thousands)
Balances not subject to amortization:
Goodwill	$16,520	$18,512
Balances subject to amortization:
Core deposit intangibles	16,628	19,303
Total goodwill and other intangibles (1)	$33,148	$37,815

(1)	The goodwill recorded as of December 31, 2025 relates to the acquisition of Provident.

The changes in the carrying value of goodwill for the periods indicated were as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2026	September 30, 2026
	(in thousands)	(in thousands)
Balance at beginning of period	$18,512	$18,512
Goodwill recorded during the period	—	—
Goodwill disposed of during the period	—	—
Immaterial correction of error during the period	(1,992)	(1,992)
Balance at end of period	$16,520	$16,520

There was no goodwill for the three and nine months ended September 30, 2025 as the Bank did not record any goodwill until the acquisition of Provident on November 15, 2025.

During the three months ended September 30, 2026, the Company identified an error related to the acquisition-date fair value adjustment recorded on a FHLB advance assumed in the BankProv acquisition completed on November 15, 2025. The acquisition-date fair value adjustment was recorded in the incorrect direction, resulting in an offsetting overstatement of goodwill and an immaterial impact on subsequent accretion/amortization recognized since the acquisition date.

Management evaluated the error in accordance with ASC 250 and SEC Staff Accounting Bulletin Nos. 99 and 108, and concluded that the error was not material to any previously issued financial statements and that correction of the error is not material to the current period. Accordingly, the Company corrected the error during the current quarter, resulting in a decrease in goodwill of approximately $2.0 million and a corresponding decrease in the carrying value of FHLB advances of approximately $2.8 million, net of the deferred tax impact. Additionally, for the year ended December 31, 2025 and for the nine months ended September 30, 2026, pre-tax net income was immaterially overstated by $16,000 and $108,000, respectively, and on a tax effected basis by $11,000 and $77,000, respectively, due to accretion being recorded instead of amortization as a result of the Day 1 fair value adjustment being recorded in reverse. Prior-period financial statements have not been restated.

The following table sets forth the carrying amount of the Company’s other intangible assets, net of accumulated amortization, as of the dates indicated below:

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in thousands)
Core deposit intangible - Provident	$18,800	$2,991	$15,809
Core deposit intangible - Century Cannabis	1,488	669	819
Total core deposit intangibles	$20,288	$3,660	$16,628

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in thousands)
Core deposit intangible - Provident	$18,800	$428	$18,372
Core deposit intangible - Century Cannabis	1,488	557	931
Total core deposit intangibles	$20,288	$985	$19,303

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

The amortization expense of the Company’s other intangible assets was $892,000 and $37,000 during the three months ended September 30, 2026 and 2025, respectively, and $2.7 million and $112,000 during the nine months ended September 30, 2026 and 2025, respectively.

The weighted average original amortization period and weighted average remaining useful life of the Company’s other intangible assets is 10.0 years and 8.8 years, respectively. Management performs an assessment of the remaining useful lives of the Company’s intangible assets on a quarterly basis to determine if such lives remain appropriate.

The estimated amortization expense for the remaining useful life of the Company’s other intangible assets is as follows (in thousands):

Year
2026	$850
2027	3,183
2028	2,841
2029	2,499
2030	2,157
2031 and thereafter	5,098
$16,628

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

The amounts contributed to the 401(k) plan for the three months ended September 30, 2026 and 2025 were $1.0 million and $735,000, respectively, and $3.0 million and $2.2 million for the nine months ended September 30, 2026 and 2025, respectively.

Employee Pension Plan. The Company provided pension benefits through a defined benefit plan maintained with the Co-operative Banks Employees Retirement Association (“CBERA”) (the “Plan”). The Plan was a multi-employer plan whereby the contributions by each bank are not restricted to providing benefits to the employees of the contributing bank; therefore, the Company is not required to recognize the funded status of the Plan on its consolidated balance sheet and need only accrue for any quarterly contributions due and payable on demand, or any withdrawal liabilities assessed by CBERA if the Company intended to withdraw from the Plan.

The Company decided to freeze benefit accruals and withdraw from the Plan as of December 31, 2023. The Company withdrew from the Plan in the second quarter of 2024.

During the three and nine months ended September 30, 2025, as part of the final Plan liquidation, the Company received $739,000 as a result of an overfunding and contributed $480,000 to the Plan, respectively.

2014 Deferred Compensation Plan. In 2014, the Company put into place an unfunded, defined contribution, Non-qualified Deferred Compensation Plan (“2014 Deferred Comp Plan”) for select employees of the Company. The 2014 Deferred Comp Plan was provided to key management of the Company and results in 5% to 20% of the employee’s then current base salary being credited to the participant’s account annually, subject to increases in annual base compensation and the possibility of additional discretionary contributions. The employees vest at varying dates in accordance with each individual’s deferred compensation participation agreement; however, all key officers will be fully vested upon the attainment of age 65. The obligations under these participation agreements are included in accrued retirement liabilities on the Company’s consolidated balance sheets and totaled approximately $2.6 million and $2.4 million as of September 30, 2026 and December 31, 2025, respectively. The expense under the 2014 Deferred Comp Plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $88,000 and $89,000 for the three months ended September 30, 2026 and 2025, respectively, and $264,000 and $266,000 for the nine months ended September 30, 2026 and 2025, respectively.

2022 Deferred Compensation Plan. In January 2022, the Company put into place an unfunded Non-qualified Deferred Compensation Plan (“2022 Deferred Comp Plan”) for select employees of the Company. The 2022 Deferred Comp Plan was provided to key management of the Company and allows for such employees to defer amounts from their salary, bonus, or LTIP (as defined below) into the 2022 Deferred Comp Plan to be paid out at a future date. Amounts deferred under the 2022 Deferred Comp Plan increase in value based upon the growth of the Bank’s tangible capital, with the Compensation Committee holding discretionary authority. The obligations under the 2022 Deferred Comp Plan are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $8.0 million and $5.1 million at September 30, 2026 and December 31, 2025, respectively.

LTIP. In January 2020, the Company put into place a long-term incentive plan (the “LTIP”) for certain members of its management team where benefits are awarded annually on a discretionary basis and cliff vest after three years. Under the LTIP, individuals are granted “phantom shares”, and benefits are accrued based upon the projected growth of the Bank’s capital. The obligations under the LTIP are included in accrued retirement liabilities on the Company’s consolidated balance sheets and approximated $4.9 million and $7.2 million as of September 30, 2026 and December 31, 2025, respectively. The expense under the LTIP (recorded in salaries and employee benefits in the consolidated statements of income) approximated $610,000 and $946,000 for the three months ended September 30, 2026 and 2025, respectively, and $1.8 million and $2.6 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The liability for the Director Pension Plan amounted to $6.9 million and $6.8 million as of September 30, 2026 and December 31, 2025, respectively, and is recorded on the consolidated balance sheets. The expense under this plan (recorded in salaries and employee benefits in the consolidated statements of income) approximated $160,000 and $162,000 for the three months ended September 30, 2026 and 2025, respectively, and $480,000 and $486,000 for the nine months ended September 30, 2026 and 2025, respectively.

The Company records an estimate of net periodic pension cost for the Director Pension Plan to accrued retirement liabilities on the consolidated balance sheet on a quarterly basis. Equity adjustments, to accumulated other comprehensive loss, in conjunction with the Director Pension Plan are recorded by the Company annually upon receipt of the independent actuarial report.

Employment and Change in Control Agreements. The Company entered into an employment agreement with the Chief Executive Officer that renews for additional one-year periods each January 1st. During 2025, the Company entered into change in control agreements with certain executive officers, which provide severance payments in the event of the executive’s involuntary or constructive termination of employment, including upon a termination following a change in control as defined in the agreements.

Employee Stock Ownership Plan. As part of the Company’s initial public offering (“IPO”) completed on December 27, 2023, the Bank established a tax-qualified Employee Stock Ownership Plan (“ESOP”) to provide eligible employees with the opportunity to own Company shares. The ESOP borrowed $47.2 million from the Company to purchase 3,416,458 common shares on the open market (the “ESOP Loan”). The ESOP Loan is payable in annual installments over 20 years at an interest rate of 8.50%, which was refinanced to 7.50% during 2025. As the ESOP Loan is repaid to the Company, shares are released and allocated proportionally to eligible participants on the basis of each participant’s proportional share of compensation relative to the compensation of all participants. The unallocated ESOP shares are pledged as collateral on the ESOP Loan.

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

As the ESOP Loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability on the Company’s consolidated balance sheets. Total compensation expense recognized in connection with the ESOP was $959,000 and $790,000 for the three months ended September 30, 2026 and 2025, respectively. Total compensation expense recognized in connection with the ESOP was $2.7 million and $2.4 million for the nine months ended September 30, 2026 and 2025, respectively.

The following table presents information regarding shares held by the ESOP:

	As of
	September 30, 2026	December 31, 2025

	(Dollars in thousands)
Allocated shares	341,646	170,823
Shares committed to be released	127,766	170,823
Unallocated shares	2,947,046	3,074,812
Total shares	3,416,458	3,416,458
Fair value of unallocated shares	$65,189	$60,943

Stock-Based Compensation. On April 23, 2025, the shareholders of the Company approved the NB Bancorp, Inc. 2025 Equity Incentive Plan (“2025 Plan”).

The 2025 Plan provides for the issuance of up to 5,978,802 shares of common stock pursuant to grants of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), non-qualified stock options and incentive stock options, any or all of which can be granted with performance-based vesting conditions. Under the 2025 Plan, 1,708,229 shares may be issued as RSAs or RSUs, including those issued as performance shares and PSUs, and 4,270,573 shares may be issued upon the exercise of stock options. These shares may be awarded from the Company’s authorized but unissued shares. However, the 2025 Plan permits the grant of additional RSAs or RSUs above the aforementioned limit, provided that, for each additional share underlying an RSA or RSU awarded in excess of such limit, the pool of shares available to be issued upon the exercise of stock options will be reduced by three shares.

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

The following table summarizes the Company’s RSA activities for the periods indicated:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Non-vested balance at beginning of period	1,283,224	$17.57	1,284,525	$16.41
Granted	—	—	—	—
Vested	—	—	—	—
Cancelled (1)	—	—	—	—
Non-vested balance at end of period	1,283,224	$17.57	1,284,525	$16.41

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Non-vested balance at beginning of period	1,284,525	$16.41	—	$—
Granted	283,559	21.64	1,284,525	16.41
Vested	(256,899)	16.41	—	—
Cancelled (1)	(27,961)	16.41	—	—
Non-vested balance at end of period	1,283,224	$17.57	1,284,525	$16.41

(1)	Represents restricted stock awards (“RSAs”) cancelled upon vesting for employee payroll tax withholding and upon forfeiture.

The following table represents the compensation expense and income tax benefits recognized for RSAs for the periods indicated:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended

	September 30, 2026		September 30, 2025

	(in thousands)
Stock-based compensation expense:
Restricted stock awards	$1,737	$4,917	$1,061	$1,848
Total stock-based compensation expense	$1,737	$4,917	$1,061	$1,848
Related tax benefits recognized in earnings	$47	$140	$—	$—

The company had total unrecognized compensation expense related to unvested restricted stock awards of $19.3 million and $18.2 million expected to be recognized over a weighted-average period of 3.28 and 4.31 years as of September 30, 2026 and December 31, 2025, respectively.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2026 and December 31, 2025.

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

Assets measured and reported at estimated fair value on a recurring basis are summarized below:

September 30, 2026	Level 1	Level 2	Level 3	Fair Value

Assets:	(in thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$92,599	$—	$—	$92,599
U.S. Government agencies	—	4,553	—	4,553
Agency mortgage-backed securities	—	105,894	—	105,894
Agency collateralized mortgage obligations	—	12,564	—	12,564
Corporate bonds	—	42,061	14,329	56,390
Municipal obligations	—	1,960	—	1,960
SBA securities	—	5,558	—	5,558
Total available-for-sale debt securities	$92,599	$172,590	$14,329	$279,518

Derivative assets	$—	$30,716	$—	$30,716

Liabilities:
Derivative liabilities	$—	$38,847	$—	$38,847

December 31, 2025	Level 1	Level 2	Level 3	Fair Value

Assets:	(in thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$95,783	$—	$—	$95,783
U.S. Government agencies	—	9,212	—	9,212
Agency mortgage-backed securities	—	68,591	—	68,591
Agency collateralized mortgage obligations	—	12,237	—	12,237
Corporate bonds	—	55,664	14,221	69,885
Municipal obligations	—	6,524	—	6,524
SBA securities	—	6,727	—	6,727
Total available-for-sale debt securities	$95,783	$158,955	$14,221	$268,959

Derivative assets	$—	$23,578	$—	$23,578

Liabilities:
Derivative liabilities	$—	$22,311	$—	$22,311

The Company had no purchases, sales or transfers of Level 3 assets during the three and nine months ended September 30, 2026 and 2025. The change in the value of Level 3 assets during the three and nine months ended September 30, 2026 and 2025 was a direct result of the change in market value of the underlying securities.

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

The Company had no liabilities measured at fair value on a non-recurring basis.

The following table summarizes assets measured at fair value on a non-recurring basis:

	September 30, 2026
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)
Collateral-dependent loans, net of reserve	$—	$—	$168,920	$168,920

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value

	(in thousands)
Collateral-dependent loans, net of reserve	$—	$—	$42,041	$42,041

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

	Significant	Significant
	Valuation	Observable	Unobservable
	Technique	Inputs	Inputs
Collateral-dependent loans	Appraisal Value / Comparison Sales / Enterprise Value	Appraisals and/or sales of comparable properties or financial statements of the business

Appraisals discounted 5% to 20% for sales commission and other holding costs; Enterprise value discounts of assets, liabilities and equity; industry Earnings Before Interest, Taxes, Depreciation and Amortization multiples

ASC Topic 825, Financial Instruments (“ASC 825”), requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.

ASC 825 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. As of September 30, 2026 and December 31, 2025, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

The following tables present the estimated fair values, related carrying amounts, and valuation level of the financial instruments as of the dates stated:

	September 30, 2026
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Financial Assets:
Cash and cash equivalents	$266,057	$266,057	$266,057	$—	$—
Loans held for sale, at fair value	55,906	55,906	55,906	—	—
Loans receivable, net	6,687,548	6,751,710	—	—	6,751,710
Accrued interest receivable	29,971	29,971	29,971	—	—
Non-public investments	49,161	49,161	—	22,092	27,069
BOLI	98,178	98,178	—	98,178	—

Financial Liabilities:
Deposits, other than time deposits	$3,766,279	$3,766,279	$3,766,279	$—	$—
Time deposits	2,755,117	2,747,409	—	2,747,409	—
FHLB and FRB borrowings	150,322	151,608	—	151,608	—

	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Financial Assets:
Cash and cash equivalents	$407,854	$407,854	$407,854	$—	$—
Loans held for sale, at fair value	66,447	66,447	66,447	—	—
Loans receivable, net	5,898,729	5,893,652	—	—	5,893,652
Accrued interest receivable	25,390	25,390	25,390	—	—
Non-public investments	33,740	33,740	—	16,594	17,146
BOLI	104,335	104,335	—	104,335	—

Financial Liabilities:
Deposits, other than time deposits	$3,348,901	$3,348,901	$3,348,901	$—	$—
Time deposits	2,504,891	2,506,499	—	2,506,499	—
FHLB and FRB borrowings	196,235	191,970	—	191,970	—

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of September 30, 2026 and December 31, 2025, the maximum potential amount of the Company’s obligation was $7.5 million and $9.0 million, respectively, for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Financial instruments whose contract amounts represent off-balance sheet credit risk and are not reflected on the Company’s consolidated balance sheets consist of the following at the dates stated:

	As of
	September 30, 2026	December 31, 2025

	(In thousands)

Commitments to originate loans	$34,730	$45,391
Unadvanced funds on lines of credit	796,757	742,375
Unadvanced funds on construction loans	440,682	409,180
Unadvanced funds on mortgage warehouse loans	474,998	287,655
Letters of credit	7,548	9,013
	$1,754,715	$1,493,614

The Bank accrues for credit losses related to off-balance sheet financial instruments. Potential losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the ACL on loans, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $3.3 million as of September 30, 2026 and December 31, 2025. For the three months ended September 30, 2026, the Company recorded a release of the allowance for unfunded commitments of $145,000. For the nine months ended September 30, 2026, the Company did not record a provision for the allowance for unfunded commitments. For the three and nine months ended September 30, 2025, the Company recorded a provision for the allowance for unfunded commitments of $355,000 and a release of the allowance for unfunded commitments $517,000, respectively.

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

September 30, 2026
			Weighted Average Rate
	Notional	Weighted Average	Current Rate	Current Rate	Fair Value
	Amount	Maturity	Paid	Received	Asset (Liability) (1)
	(in thousands)	(in years)			(in thousands)
Interest rate swaps	$300,000	2.3	3.65%	3.44%	$(8,070)

Total	$300,000				$(8,070)

December 31, 2025
			Weighted Average Rate
	Notional	Weighted Average	Current Rate	Current Rate	Fair Value
	Amount	Maturity	Paid	Received	Asset (Liability) (1)
	(in thousands)	(in years)			(in thousands)
Interest rate swaps	$300,000	3.5	3.87%	3.44%	$1,284

Total	$300,000				$1,284
(1)	Asset balances are recorded in prepaid expenses and other assets on the consolidated balance sheets. Liability balances are recorded in accrued expenses and other liabilities on the consolidated balance sheets.

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 3 years. Included in the table above is a forward-starting interest rate swap with a notional amount of $150 million, which began exchanging cash flows during the third quarter of 2026 and carries a 3-year term during the swap period.

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The Company expects approximately $3.0 million (pre-tax) to be reclassified as an increase to net interest income from OCI related to the Company’s cash flow hedges in the twelve months following September 30, 2026. This reclassification is due to anticipated payments that will be made and/or received on the swaps based on the forward curve at September 30, 2026.

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

The table below presents the number of positions and total notional amount of non-designated hedges and RPAs as of the dates stated:

		Total
September 30, 2026	Number of Positions	Notional
Derivatives not designated as hedging instruments:		(in thousands)
Interest rate products	77	$563,838
RPA credit contracts	16	33,639
Total derivatives not designated as hedging instruments		$597,477

		Total
December 31, 2025	Number of Positions	Notional
Derivatives not designated as hedging instruments:		(in thousands)
Interest rate products	75	$532,972
RPA credit contracts	17	44,634
Total derivatives not designated as hedging instruments		$577,606

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet. The table below presents the fair value of the Company’s derivative financial instruments not designated as hedging instruments, as well as their classification on the consolidated balance sheets as of the dates stated:

	Derivative	Derivative
	Assets (1)	Liabilities (2)

September 30, 2026	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate products	$30,716	$30,717
RPA credit contracts	—	—
Total derivatives not designated as hedging instruments	$30,716	$30,717

December 31, 2025
Derivatives not designated as hedging instruments:
Interest rate products	$22,294	$22,294
RPA credit contracts	—	1
Total derivatives not designated as hedging instruments	$22,294	$22,295
(1)	Recorded in prepaid expenses and other assets on the consolidated balance sheets.
(2)	Recorded in accrued expenses and other liabilities on the consolidated balance sheets.

Swap contract fees, net of brokerage costs, recognized in earnings on the above noted interest rate products and RPA contracts approximated $479,000 and $208,000 for the three months ended September 30, 2026 and 2025, respectively, and $751,000 and $820,000 for the nine months ended September 30, 2026 and 2025, respectively.

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

In order to mitigate counterparty default risk in conjunction with these interest rate products and RPA credit contracts, the Company was required to hold $21.4 million of collateral deposit accounts of the counterparties to these agreements as of September 30, 2026 and maintain $9.1 million of collateral deposit accounts with the counterparties as of December 31, 2025.

Note 10 – Other Comprehensive Income (Loss)

U.S. GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are as follows for the periods indicated:

	For the Three Months Ended
	September 30, 2026			September 30, 2025

	(In thousands)

	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
	Amount	Benefit	Amount	Amount	Expense	Amount

Change in fair value of available-for-sale securities	$(5,109)	$1,257	$(3,852)	$2,379	$(599)	$1,780
Net change in fair value of available-for-sale securities	(5,109)	1,257	(3,852)	2,379	(599)	1,780

Change in fair value of cash flow hedges	(4,742)	1,186	(3,556)	1,653	(413)	1,240
Change in fair value of cash flow hedge, net of tax	(4,742)	1,186	(3,556)	1,653	(413)	1,240

Total other comprehensive income (loss)	$(9,851)	$2,443	$(7,408)	$4,032	$(1,012)	$3,020

	For the Nine Months Ended
	September 30, 2026			September 30, 2025

	(In thousands)

	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
	Amount	Benefit	Amount	Amount	Expense	Amount

Change in fair value of available-for-sale securities	$(6,970)	$1,751	$(5,219)	$5,077	$(1,272)	$3,805
Net change in fair value of available-for-sale securities	(6,970)	1,751	(5,219)	5,077	(1,272)	3,805

Change in fair value of cash flow hedge	(9,354)	2,339	(7,015)	1,653	(413)	1,240
Net change in fair value of cash flow hedge, net of tax	(9,354)	2,339	(7,015)	1,653	(413)	1,240

Total other comprehensive income (loss)	$(16,324)	$4,090	$(12,234)	$6,730	$(1,685)	$5,045

The following table presents the components of accumulated other comprehensive loss as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025

	(In thousands)

Net unrealized holding losses on available-for-sale securities, net of tax	$(7,856)	$(2,637)
Net unrealized (loss) gain on cash flow hedge, net of tax	(6,051)	964
Unrecognized director pension plan benefits, net of tax	(1,463)	(1,463)
Total accumulated other comprehensive loss	$(15,370)	$(3,136)

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

The Company operated under the risk-based framework as of September 30, 2026 and December 31, 2025.

Under this framework, quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Common Equity Tier 1 Capital to Risk-Weighted Assets, and Tier 1 Capital to Total Average Assets (as defined in the regulations). Management believes, as of September 30, 2026 and December 31, 2025, that the Company and the Bank meet all capital adequacy requirements to which each is subject.

As of September 30, 2026 and December 31, 2025, the Company and the Bank were categorized as well capitalized under the regulatory framework for prompt corrective action.

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

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2026	(in thousands)

Total Capital	$862,549	12.0%	$574,857	8.0%	$718,571	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	806,519	11.2%	431,143	6.0%	574,857	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	806,519	11.2%	323,357	4.5%	467,071	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	806,519	10.9%	296,606	4.0%	370,757	5.0%
(to Total Average Assets)

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2025	(in thousands)

Total Capital	$791,298	12.4%	$511,589	8.0%	$639,486	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	742,881	11.6%	383,692	6.0%	511,589	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	742,881	11.6%	287,769	4.5%	415,666	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	742,881	12.2%	244,395	4.0%	305,494	5.0%
(to Total Average Assets)

The Company’s actual consolidated capital amounts and ratios are presented in the tables below as of the date indicated:

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2026	(in thousands)

Total Capital	$893,757	12.4%	$575,546	8.0%	$719,432	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	837,727	11.6%	431,659	6.0%	575,546	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	837,727	11.6%	323,745	4.5%	467,631	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	837,727	11.3%	297,833	4.0%	372,291	5.0%
(to Total Average Assets)

					To be well capitalized
			For minimum capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2025	(in thousands)

Total Capital	$871,043	13.6%	$512,904	8.0%	$641,130	10.0%
(to Risk-Weighted Assets)
Tier 1 Capital	822,626	12.8%	384,678	6.0%	512,904	8.0%
(to Risk-Weighted Assets)
Common Equity Tier I Capital	822,626	12.8%	288,508	4.5%	416,734	6.5%
(to Risk-Weighted Assets)
Tier 1 Capital	822,626	13.3%	247,709	4.0%	309,636	5.0%
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

The Company has RSAs that had a dilutive effect during the three and nine months ended September 30, 2026 and 2025. Unallocated ESOP shares and unvested RSAs are not deemed outstanding for earnings per share calculations.

For the three and nine months ended September 30, 2026 and 2025, there were no anti-dilutive shares.

The table below sets forth our earnings per share for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(Dollars in thousands, except per share data)

Net income applicable to common shares	$23,133	$15,362	$59,240	$42,596

Average number of common shares outstanding	43,818,490	39,902,365	44,474,428	41,099,086
Less: weighted average unallocated ESOP shares	(1,311,179)	(3,245,635)	(1,368,848)	(3,245,635)
Less: weighted average unvested restricted stock awards	(3,074,812)	(1,284,525)	(3,074,812)	(752,835)
Weighted average number of common shares outstanding used to calculate basic EPS	39,432,499	35,372,205	40,030,768	37,100,616
Common stock equivalents	401,465	207,251	386,628	188,733
Weighted average number of common shares outstanding used to calculate diluted EPS	39,833,964	35,579,456	40,417,396	37,289,349

Earnings per common share - basic	$0.59	$0.43	$1.48	$1.15
Earnings per common share - diluted	$0.58	$0.43	$1.47	$1.14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2026 and 2025 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net income (GAAP)	$23,133	$15,362	$59,240	$42,596
Add (Subtract):
Adjustments to net income:
Contract settlement fees	871	—	871	—
Defined benefit pension termination (refund) expense	—	(739)	—	480
Non-recurring fees for business line expansion	—	—	1,149	—
State tax expense - voluntary disclosure agreements	—	561	—	561
BOLI surrender tax and modified endowment contract penalty	—	—	78	218
Merger and acquisition expenses	—	994	830	1,525
Total adjustments to net income	$871	$816	$2,928	$2,784
Less net tax benefit associated with pre-tax non-GAAP adjustments to net income	176	176	653	639
Non-GAAP adjustments, net of tax	695	640	2,275	2,145
Operating net income (non-GAAP)	$23,828	$16,002	$61,515	$44,741
Weighted average common shares outstanding, basic	39,432,499	35,372,205	40,030,768	37,100,616
Weighted average common shares outstanding, diluted	39,833,964	35,579,456	40,417,396	37,289,349
Operating earnings per share, basic (non-GAAP)	$0.60	$0.45	$1.54	$1.21
Operating earnings per share, diluted (non-GAAP)	$0.60	$0.45	$1.52	$1.20

Pre-tax income (GAAP)	$29,018	$19,962	$76,864	$56,250
Add (Subtract):
Adjustments to pre-tax income:
Contract settlement fees	871	—	871	—
Defined benefit pension termination expense (refund)	—	(739)	—	480
Non-recurring fees for business line expansion	—	—	1,149	—
Merger and acquisition expenses	—	994	830	1,525
Total adjustments to pre-tax income	871	255	2,850	2,005
Operating pre-tax income (non-GAAP)	$29,889	$20,217	$79,714	$58,255

Net interest income (GAAP)	$71,440	$48,175	$205,452	$138,707
Subtract (Add):
Adjustments to net interest income:
Purchase accounting adjustments	2,614	—	6,209	—
Total impact of non-GAAP net interest income adjustments	$2,614	$—	$6,209	$—
Net interest income, excluding purchase accounting adjustments (non-GAAP)	$68,826	$48,175	$199,243	$138,707

Noninterest expense (GAAP)	$46,281	$30,499	$132,998	$88,878
Subtract (Add):
Adjustments to noninterest expense:
Contract settlement fees	871	—	871	—
Defined benefit pension termination refund	—	(739)	—	480
Non-recurring fees for business line expansion	—	—	1,149	—
Merger and acquisition expenses	—	994	830	1,525
Total impact of non-GAAP noninterest expense adjustments	$871	$255	$2,850	$2,005
Noninterest expense on an operating basis (non-GAAP)	$45,410	$30,244	$130,148	$86,873

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Operating net income (non-GAAP)	$23,828	$16,002	$61,515	$44,741
Average assets	7,474,341	5,273,875	7,232,140	5,200,691
Operating return on average assets (non-GAAP)	1.26%	1.20%	1.14%	1.15%
Average shareholders’ equity	$855,206	$729,979	$853,695	$744,230
Operating return on average shareholders' equity (non-GAAP)	11.05%	8.70%	9.63%	8.04%

Operating noninterest expense (non-GAAP)	$45,410	$30,244	$130,148	$86,873
Total pre-provision net revenue (net interest income plus total noninterest income)	76,545	51,857	220,629	150,843
Operating efficiency ratio (non-GAAP)	59.32%	58.32%	58.99%	57.59%

Income tax expense (GAAP)	$5,885	$4,600	$17,624	$13,654
Subtract (Add):
Adjustments to income tax expense:
State tax expense - voluntary disclosure agreements	—	(561)	—	(561)
Net tax benefit associated with pre-tax non-GAAP adjustments to net income	176	176	653	639
BOLI surrender tax and modified endowment contract penalty	—	—	(78)	(218)
Total impact of non-GAAP income tax expense adjustments	$176	$(385)	575	$(140)
Income tax expense on an operating basis (non-GAAP)	$6,061	$4,215	18,199	$13,514
Operating effective tax rate (non-GAAP)	20.3%	20.8%	23.7%	24.0%

	As of
	September 30, 2026	December 31, 2025

Total shareholders’ equity (GAAP)	$857,403	$858,932
Subtract:
Intangible assets (core deposit intangible)	28,814	37,815
Total tangible shareholders’ equity (non-GAAP)	828,589	821,117
Total assets (GAAP)	$7,683,996	$7,006,388
Subtract:
Intangible assets (core deposit intangible)	28,814	37,815
Total tangible assets (non-GAAP)	$7,655,182	$6,968,573
Tangible shareholders' equity / tangible assets (non-GAAP)	10.82%	11.78%
Total common shares outstanding	43,818,490	45,770,128
Tangible book value per share (non-GAAP)	$18.91	$17.94

Comparison of Financial Condition as of September 30, 2026 and December 31, 2025

Total Assets. Total assets increased $677.6 million, or 9.7%, to $7.68 billion as of September 30, 2026 from $7.01 billion as of December 31, 2025. The increase was primarily driven by increases in net loans, non-public investments and deferred tax assets, offset partially by decreases in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $141.8 million, or 34.8%, to $266.1 million as of September 30, 2026 from $407.9 million as of December 31, 2025. The decrease in cash and cash equivalents was primarily a result of gross loan growth of $779.7 million outpacing deposit growth of $667.6 million and the repurchase of 2,207,236 shares during the nine months ended September 30, 2026.

Available-for-Sale Securities. Available-for-sale securities increased $10.6 million, or 3.9%, to $279.5 million as of September 30, 2026 from $269.0 million as of December 31, 2025, primarily as a result of purchases of mortgage-backed securities.

Loans. Net loans increased $788.8 million, or 13.4%, to $6.69 billion as of September 30, 2026 from $5.90 billion as of December 31, 2025. The increase resulted primarily from increases in: commercial real estate loans, which increased $380.7 million, or 19.8%; commercial and industrial loans, which increased $129.7 million, or 12.9%; construction and land development loans, which increased $115.9 million, or 15.9%; residential real estate loans, including home equity loans, which increased $100.0 million, or 7.5%; multi-family loans, which increased $67.4 million, or 13.0%; and consumer loans, which increased $32.3 million, or 15.9%, partially offset by a decrease in mortgage warehouse loans of $42.9 million, or 15.3%. The increase in our loan portfolio reflects our strategy to prudently grow the balance sheet by continuing to diversify into higher-yielding loans to improve net margins while managing interest rate risk.

Loans to borrowers in the cannabis industry increased $171.5 million, or 42.4%, to $576.3 million as of September 30, 2026 from $404.8 million as of December 31, 2025. Of those totals, $401.3 million and $228.8 million at September 30, 2026 and December 31, 2025, respectively, were direct loans to cannabis companies and were collateralized by real estate.

Collateral dependent loans increased $126.9 million, or 301.8%, to $168.9 million as of September 30, 2026, from $42.0 million as of December 31, 2025, primarily attributable to one commercial and industrial relationship totaling $71.5 million and one non-owner occupied commercial real estate relationship totaling $38.1 million. Both relationships are actively being managed through workout strategies. Based on management’s evaluation as of September 30, 2026, only one commercial and industrial PCD loan required a specific reserve of $1.6 million, with no additional losses expected on the three relationships.

Non-Public Investments. Non-public investments increased $15.4 million, or 45.7%, to $49.2 million as of September 30, 2026 compared to $33.7 million as of December 31, 2025, primarily as a result of the Company’s continued investment in income tax credit entities.

Deferred Income Tax Assets. Deferred income tax assets increased $13.5 million, or 27.7%, to $62.4 million as of September 30, 2026 compared to $48.8 million as of December 31, 2025, primarily as a result of the purchase of low-income housing tax credits during the three months ended September 30, 2026.

Deposits. Deposits increased $667.6 million, or 11.4%, to $6.52 billion as of September 30, 2026 from $5.85 billion as of December 31, 2025. Core deposits (which we define as all deposits including certificates of deposit, other than brokered deposits) increased $510.6 million, or 9.6%, to $5.83 billion as of September 30, 2026 from $5.32 billion as of December 31, 2025. The increase in deposits was the result of growth in customer deposits, which primarily included the following: noninterest-bearing demand deposits, which increased $170.2 million, or 20.6%; money market accounts, which increased $126.8 million, or 7.7%; NOW accounts, which increased $107.2 million, or 16.2%; and customer certificates of deposit, which increased $94.3 million, or 4.8%. Brokered deposits increased $156.9 million, or 29.3%, to $692.6 million as of September 30, 2026 from $535.7 million as of December 31, 2025.

Deposits from customers in the cannabis industry increased $122.1 million, or 26.9%, to $575.1 million as of September 30, 2026 from $453.0 million as of December 31, 2025.

FHLB Borrowings. FHLB borrowings decreased $45.9 million, or 23.4%, to $150.3 million as of September 30, 2026 from $196.2 million as of December 31, 2025, primarily driven by paydowns of FHLB borrowings and increased usage of brokered deposits.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased $56.7 million, or 80.2%, to $127.4 million as of September 30, 2026 from $70.7 million as of December 31, 2025, primarily as a result of the Company calling $21.4 million in collateral on our derivatives and a $16.5 million increase in our derivative liabilities driven by market rate changes, and $8.5 million increase in accrued federal taxes, a $6.3 million increase in lease liabilities as a result of the opening of three new branches and a $4.8 million increase in deferred solar investments for two new solar tax credit investment commitments.

Shareholders’ Equity. Total shareholders’ equity decreased $1.5 million, or 0.2%, to $857.4 million as of September 30, 2026 from $858.9 million as of December 31, 2025, due to the $40.9 million decrease in additional paid-in capital resulting from the completion of our share repurchase program in which we repurchased a total of 2,207,236 shares during the nine months ended September 30, 2026 at an all-in weighted average cost of $20.96 per share totaling $46.3 million, together with a $12.2 million, or 390.1%, increase in other comprehensive loss as a result of the interest rate environment negatively impacting the value of our AFS securities portfolio and our balance sheet hedges and dividends paid of $9.4 million, partially offset by net income of $59.2 million during the nine months ended September 30, 2026.

Comparison of Operating Results for the Three Months Ended September 30, 2026 and 2025

Net Income. Net income increased $7.8 million, or 50.6%, to $23.1 million, or $0.58 per diluted common share, for the quarter ended September 30, 2026, compared to net income of $15.4 million, or $0.43 per diluted common share, for the quarter ended September 30, 2025. Net interest income increased $23.3 million, or 48.3%, and noninterest income increased $1.4 million, or 38.6%, partially offset by increased noninterest expense of $15.8 million, or 51.7%, and increased income tax expense of $1.3 million, or 27.9%.

Operating net income, excluding one-time charges, amounted to $23.8 million, or $0.60 per basic and diluted common share for the quarter ended September 30, 2026 compared to operating net income, excluding one-time charges, of $16.0 million, or $0.45 per basic and diluted common share, for the quarter ended September 30, 2025, which represents an increase of $7.8 million, or 48.9%.

The material one-time charges for the quarter ended September 30, 2026 were:

●	Contract settlement fees of $871,000 ($695,000 net of tax).

The material one-time charges for the quarter ended September 30, 2025 were:

●	Merger and acquisition costs of $994,000 ($766,000 net of tax) related to the Company’s acquisition of Provident; and
●	State voluntary disclosure agreement tax expenses of $561,000 ($443,000 net of federal income tax) for new state income tax expenses; partially offset by
●	Defined benefit pension termination refund of $739,000 ($569,000 net of tax).

Interest and Dividend Income. Interest and dividend income increased $34.5 million, or 42.2%, to $116.2 million for the quarter ended September 30, 2026 from $81.7 million for the quarter ended September 30, 2025, primarily due to increased interest and fees on loans of $33.4 million, or 43.1%. The increase in interest and fees on loans was primarily due to an increase of $1.99 billion, or 43.1%, in the average balance of the loan portfolio to $6.60 billion for the quarter ended September 30, 2026 from $4.61 billion for the quarter ended September 30, 2025, reflecting both the Provident acquisition, which was completed on November 15, 2025, and the growth of our commercial and construction loan portfolios.

Average interest-earning assets increased $2.09 billion, or 41.2%, to $7.15 billion for the quarter ended September 30, 2026 from $5.06 billion for the quarter ended September 30, 2025. The yield on interest-earning assets increased 4 basis points to 6.45% for the quarter ended September 30, 2026 from 6.41% for the quarter ended September 30, 2025.

Interest and dividend income included $2.6 million of fair value mark accretion related to the acquisition of Provident, representing 3.8%, or 15 basis points, of net interest margin, during the three months ended September 30, 2026. The Company recorded no fair value mark accretion during the three months ended September 30, 2025, as the acquisition of Provident closed on November 15, 2025.

Interest Expense. Total interest expense increased $11.2 million, or 33.4%, to $44.7 million for the quarter ended September 30, 2026 from $33.5 million for the quarter ended September 30, 2025. Interest expense on deposits increased $11.6 million, or 37.2%, to $42.9 million for the quarter ended September 30, 2026 from $31.3 million for the quarter ended September 30, 2025. The increase in interest expense on deposits was primarily driven by an increase in the average balance of certificates of deposit and individual retirement accounts of $749.2 million, or 38.7%, to $2.68 billion for the quarter ended September 30, 2026 from $1.93 billion for the quarter ended September 30, 2025; an increase in the average balance of money market accounts of $616.3 million, or 55.1%, to $1.74 billion for the quarter ended September 30, 2026 from $1.12 billion for the quarter ended September 30, 2025; and an increase in the average balance of NOW accounts of $302.6 million, or 64.7%, to $770.4 million for the quarter ended September 30, 2026 from $467.8 million for the quarter ended September 30, 2025, partially offset by a decrease in the weighted average rate on certificates of deposit and individual retirement accounts of 28 basis points to 3.89% for the quarter ended September 30, 2026 from 4.18% for the quarter ended September 30, 2025.

Interest expense on FHLB and FRB borrowings decreased $420,000, or 18.8%, to $1.8 million for the quarter ended September 30, 2026 from $2.2 million for the quarter ended September 30, 2025, primarily from a decrease in the average balance of FHLB borrowings of $121.2 million, or 60.6%, to $78.7 million during the quarter ended September 30, 2026 from $199.9 million for the quarter ended September 30, 2025, partially offset by an increase in the average balance of FRB borrowings of $100.5 million, or 100%, to $100.5 million during the quarter ended September 30, 2026 from $0 during the quarter ended September 30, 2025.

Net Interest Income. Net interest income increased $23.3 million, or 48.3%, to $71.4 million for the quarter ended September 30, 2026 from $48.2 million for the quarter ended September 30, 2025, primarily due to a $2.09 billion, or 41.2%, increase in the average balance of interest-earning assets to $7.15 billion for the quarter ended September 30, 2026 from $5.06 billion for the quarter ended September 30, 2025 and a decrease in the weighted average rate on interest-bearing liabilities of 28 basis points to 3.18% for the quarter ended September 30, 2026 from 3.46% for the quarter ended September 30, 2025. These increases were partially offset by an increase in the average balance of interest-bearing liabilities of $1.74 billion, or 45.4%, to $5.59 billion at September 30, 2026 from $3.84 billion at September 30, 2025.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL, a provision of $1.2 million was recorded for the quarter ended September 30, 2026, of which $1.4 million related to the provision for credit losses on loans, compared to a provision of $1.4 million for the quarter ended September 30, 2025, which included a $1.0 million provision for credit losses on loans. The increase in the provision for credit losses on loans was primarily driven by loan growth, charge-off replenishment and lower prepayment speed forecasts updated with rising interest rates. The provision for credit losses on unfunded commitments decreased $500,000 during the three months ended September 30, 2026 as a result of commercial and industrial drawdowns and credit line reductions.

Noninterest Income. Noninterest income increased $1.4 million, or 38.6%, to $5.1 million for the quarter ended September 30, 2026 from $3.7 million for the quarter ended September 30, 2025. The increase resulted primarily from increased customer service fees of $1.0 million, or 40.3%, due to higher cash management, loan and debit card fees.

The table below sets forth our noninterest income for the three months ended September 30, 2026 and 2025:

	Three Months Ended		Change
	September 30, 2026	September 30, 2025	Amount	Percent

	(Dollars in thousands)
Customer service fees	$3,505	$2,498	$1,007	40.31%
Increase in cash surrender value of BOLI	808	631	177	28.05%
Mortgage banking income	165	148	17	11.49%
Swap contract income	479	208	271	130.29%
(Loss) gain on sale of loans, net	(185)	45	(230)	(511.11)%
Other income	333	152	181	119.08%
Total noninterest income	$5,105	$3,682	$1,423	38.65%

Noninterest Expense. Noninterest expense increased $15.8 million, or 51.7%, to $46.3 million for the quarter ended September 30, 2026 from $30.5 million for the quarter ended September 30, 2025. Salaries and employee benefit expenses increased $8.9 million, or 47.5%, resulting primarily from a $4.8 million increase in employee compensation, a $980,000 increase in medical and dental benefits, a $964,000 increase in employee bonus expense, a $335,000 increase in federal employer taxes and a $308,000 increase in 401(k) match expenses, all due to headcount increases related to the Provident acquisition and the Company’s continued organic growth; a $739,000 increase in pension expense resulting from a liquidation refund for the same amount during the quarter ended September 30, 2025; and a $434,000 increase in stock-based compensation as a result of the grants made during the current year. Data processing expenses increased $2.4 million, or 83.8%, primarily driven by our continued investment in technology and related systems in support of upcoming revenue initiatives, requiring the operation of systems in parallel for a period of time while new systems are implemented. Occupancy and equipment expenses increased $1.5 million, or 95.4%, primarily driven by the Provident acquisition, as well as the opening of three new branches and contract settlement fees. Director and professional service fees increased $1.2 million, or 42.4%, primarily driven by increased legal expenses resulting from contract settlement fees of $651,000. Core deposit intangible amortization expense increased $855,000, or 2,310.8%, primarily driven by amortization of the core deposit intangible acquired with Provident.

The table below sets forth our noninterest expense for the three months ended September 30, 2026 and 2025:

	Three Months Ended		Change
	September 30, 2026	September 30, 2025	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$27,499	$18,641	$8,858	47.52%
Data processing expenses	5,351	2,911	2,440	83.82%
Director and professional service fees	4,158	2,920	1,238	42.40%
Occupancy and equipment expenses	3,047	1,559	1,488	95.45%
FDIC and state insurance assessments	1,434	928	506	54.53%
Marketing and charitable contribution expenses	1,073	949	124	13.07%
Core deposit intangible amortization expense	892	37	855	2310.81%
General and administrative expenses	2,827	2,554	273	10.69%
Total noninterest expense	$46,281	$30,499	$15,782	51.75%

Income Tax Expense. Income tax expense increased $1.3 million, or 27.9%, to $5.9 million for the quarter ended September 30, 2026 from $4.6 million for the quarter ended September 30, 2025. The increase in tax expense was from higher pre-tax income during the quarter ended September 30, 2026 compared to September 30, 2025. The effective tax rate was 20.3% and 23.0% for the quarters ended September 30, 2026 and 2025, respectively. The decrease in the effective tax rate was driven by investment in two income tax credit entities, as well as the purchase of low-income housing tax credits during the quarter ended September 30, 2026.

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

	Three Months Ended
	September 30, 2026			September 30, 2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$6,599,690	$110,730	6.66%	$4,612,631	$77,365	6.65%
Securities	280,383	3,144	4.45%	236,187	2,253	3.78%
Other investments (5)	22,788	252	4.39%	32,585	223	2.72%
Short-term investments (5)	243,386	2,030	3.31%	178,290	1,847	4.11%
Total interest-earning assets	7,146,247	116,156	6.45%	5,059,693	81,688	6.41%
Non-interest-earning assets	409,580			256,928
Allowance for credit losses	(81,486)			(42,746)
Total assets	$7,474,341			$5,273,875

Interest-bearing liabilities:
Savings accounts	$218,715	488	0.89%	$121,704	181	0.59%
NOW accounts	770,406	2,771	1.43%	467,761	1,397	1.18%
Money market accounts	1,735,863	13,305	3.04%	1,119,539	9,331	3.31%
Certificates of deposit and individual retirement accounts	2,682,909	26,332	3.89%	1,933,665	20,364	4.18%
Total interest-bearing deposits	5,407,893	42,896	3.15%	3,642,669	31,273	3.41%
FHLB borrowings	78,665	868	4.38%	199,852	2,240	4.45%
FRB borrowings	100,543	952	3.76%	—	—	—%
Total interest-bearing liabilities	5,587,101	44,716	3.18%	3,842,521	33,513	3.46%
Non-interest-bearing deposits	915,117			606,046
Other non-interest-bearing liabilities	116,917			95,329
Total liabilities	6,619,135			4,543,896
Shareholders' equity	855,206			729,979
Total liabilities and shareholders' equity	$7,474,341			$5,273,875
Net interest income		$71,440			$48,175
Net interest rate spread (1)			3.27%			2.95%
Net interest-earning assets (2)	$1,559,146			$1,217,172
Net interest margin (3)			3.97%			3.78%

Average interest-earning assets to interest-bearing liabilities	127.91%			131.68%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.
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

	Three Months Ended
	September 30, 2026 vs. 2025
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$33,339	$26	$33,365
Securities	460	431	891
Other investments	(28)	57	29
Short-term investments	392	(209)	183
Total interest-earning assets	34,163	305	34,468

Interest-bearing liabilities:
Savings accounts	189	118	307
NOW accounts	1,044	330	1,374
Money market accounts	4,653	(679)	3,974
Certificates of deposit and individual retirement accounts	7,239	(1,271)	5,968
Total interest-bearing deposits	13,125	(1,502)	11,623
FHLB borrowings	(1,338)	(34)	(1,372)
FRB borrowings	952	—	952
Total interest-bearing liabilities	12,739	(1,536)	11,203

Change in net interest income	$21,424	$1,841	$23,265

Comparison of Operating Results for the Nine Months Ended September 30, 2026 and 2025

Net Income. Net income increased approximately $16.6 million, or 39.1%, to $59.2 million, or $1.47 per diluted common share, for the nine months ended September 30, 2026, compared to net income of $42.6 million, or $1.14 per diluted common share, for the nine months ended September 30, 2025. The increase was primarily due to increased net interest income of $66.7 million, or 48.1%, partially offset by increased noninterest expense of $44.1 million, or 49.6%, and increased provision for credit losses of $5.1 million, or 88.4%.

Operating net income, excluding one-time charges, amounted to $61.5 million, or $1.52 per diluted common share, for the nine months ended September 30, 2026 compared to operating net income, excluding one-time charges, of $44.7 million, or $1.20 per diluted common share, for the nine months ended September 30, 2025, an increase of $16.8 million, or 37.5%.

The material one-time charges for the nine months ended September 30, 2026 were:

●	Contract settlement fees of $871,000 ($671,000 net of tax);
●	Non-recurring fees for business line expansion of $1.2 million ($885,000 net of tax);
●	Final merger and acquisition costs of $830,000 ($639,000 net of tax) related to the Company’s completed acquisition of Provident; and
●	Tax expense and a modified endowment contract penalty of $78,000 related to the surrender of BOLI policies acquired from Provident.

The material one-time charges for the nine months ended September 30, 2025 were:

●	Merger and acquisition costs of $1.5 million ($1.2 million net of tax) related to the Company’s acquisition of Provident;

●	State voluntary disclosure agreement tax expenses of $561,000 ($443,000 net of tax) for new state income tax expenses;
●	Net defined benefit pension termination expense of $480,000 ($366,000 net of tax); and
●	Tax expense and a modified endowment contract penalty of $218,000 ($154,000 net of tax) related to the surrender of BOLI policies.

Interest and Dividend Income. Interest and dividend income increased $95.2 million, or 40.0%, to $333.6 million for the nine months ended September 30, 2026 from $238.4 million for the nine months ended September 30, 2025, primarily due to a $93.8 million, or 42.0%, increase in interest and fees on loans, reflecting the Provident acquisition and the growth of our commercial and construction loan portfolios. The increase in interest and fees on loans was primarily due to an increase of $1.87 billion, or 41.7%, in the average balance of the loan portfolio to $6.36 billion for the nine months ended September 30, 2026 from $4.49 billion for the nine months ended September 30, 2025 reflecting the Provident acquisition, which was completed on November 15, 2025, and the growth of our commercial and construction loan portfolios.

Average interest-earning assets increased $1.96 billion, or 39.4%, to $6.92 billion for the nine months ended September 30, 2026 from $4.96 billion for the nine months ended September 30, 2025. The yield on interest-earning assets increased 2 basis points to 6.44% for the nine months ended September 30, 2026 from 6.42% for the nine months ended September 30, 2025.

Interest Expense. Total interest expense increased $28.5 million, or 28.6%, to $128.2 million for the nine months ended September 30, 2026 from $99.7 million for the nine months ended September 30, 2025. Interest expense on deposit accounts increased $28.0 million, or 29.4%, to $123.2 million for the nine months ended September 30, 2026 from $95.2 million for the nine months ended September 30, 2025. The increase was primarily due to an increase in the average balance of certificate of deposit and individual retirement accounts of $633.8 million, or 32.4%, to $2.59 billion for the nine months ended September 30, 2026 from $1.96 billion for the nine months ended September 30, 2025 and an increase in the average balance of money market accounts of $621.0 million, or 56.7%, to $1.72 billion for the nine months ended September 30, 2026 from $1.09 billion for the nine months ended September 30, 2025, partially offset by a decrease in the weighted average rate on certificate of deposit and individual retirement accounts of 43 basis points to 3.94% for the nine months ended September 30, 2026 from 4.37% for the nine months ended September 30, 2025.

Net Interest Income. Net interest income increased $66.7 million, or 48.1%, to $205.5 million for the nine months ended September 30, 2026 from $138.7 million for the nine months ended September 30, 2025, primarily due to a $1.96 billion, or 39.4%, increase in the average balance of interest-earning assets to $6.92 billion for the nine months ended September 30, 2026 from $4.96 billion for the nine months ended September 30, 2025 and a decrease in the weighted average rate on interest-bearing liabilities of 36 basis points to 3.17% for the nine months ended September 30, 2026 from 3.53% for the nine months ended September 30, 2025. These increases were partially offset by an increase in the average balance of interest-bearing liabilities of $1.63 billion, or 43.1%, to $5.40 billion for the nine months ended September 30, 2026 from $3.77 billion for the nine months ended September 30, 2025.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL, a provision of $10.8 million was recorded for the nine months ended September 30, 2026, all of which related to the provision for credit losses on loans, compared to a provision of $5.7 million for the nine months ended September 30, 2025, which included a $6.2 million provision for credit losses on loans. The increase of $4.5 million, or 72.8%, in the provision for credit losses on loans was primarily driven by loan growth, larger peer commercial real estate credit losses impacting quantitative reserves, and an elevated qualitative factor risk grade for the commercial and industrial loan portfolio. The Company did not record a provision for credit losses on unfunded commitments during the nine months ended September 30, 2026, while recording a release of credit losses on unfunded commitments of $517,000 during the nine months ended September 30, 2025. The change was driven by an increase in unfunded commitments during the nine months ended September 30, 2026.

Noninterest Income. Noninterest income increased $3.0 million, or 25.1%, to $15.2 million for the nine months ended September 30, 2026 from $12.1 million for the nine months ended September 30, 2025. The increase resulted primarily from increased customer service fees of $2.7 million, or 35.6%, due to higher cash management, debit card and interchange fees. The table below sets forth our noninterest income for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
Customer service fees	$10,317	$7,610	$2,707	35.57%
Increase in cash surrender value of BOLI	2,623	2,449	174	7.10%
Mortgage banking income	376	417	(41)	(9.83)%
Swap contract income	751	820	(69)	(8.41)%
(Loss) gain on sale of loans, net	41	93	(52)	(55.91)%
Other income	1,069	747	322	43.11%
Total noninterest income	$15,177	$12,136	$3,041	25.06%

Noninterest Expense. Noninterest expense increased $44.1 million, or 49.6%, to $133.0 million for the nine months ended September 30, 2026 from $88.9 million for the nine months ended September 30, 2025. Salaries and employee benefit expenses increased $22.2 million, or 39.3%, primarily from a $13.4 million increase in employee compensation expense, a $2.9 million increase in medical and dental benefits expense, a $2.3 million increase in employee bonus expense, an $855,000 increase in 401(k) employer match expenses and an $874,000 increase in employer federal income tax withholding expenses driven by three quarters of increased headcount from the Provident acquisition and the hiring of additional employees consistent with our organic growth, as well as a $1.5 million increase in employee stock compensation expense resulting from the original grants being awarded in April 2025 driving lower expense during the nine months ended September 30, 2025, offset partially by a $778,000 decrease in LTIP expenses and a $480,000 decrease in pension expenses due to completion of the Plan liquidation during 2025. Data processing expenses increased $6.5 million, or 79.8%, primarily driven by our continued investment in technology and related systems in support of upcoming revenue initiatives, requiring the operation of systems in parallel for a period of time while new systems are implemented. Director and professional service fees increased $4.0 million, or 50.1%, primarily driven by a $1.6 million increase in director stock compensation expense, a $1.2 million increase in consulting expense from business line expansion fees and a $731,000 increase in contract settlement legal expenses. General and administrative expenses increased $3.0 million, or 48.5%, primarily driven by our acquisition of Provident resulting in $2.6 million in additional core deposit intangible amortization expenses. Also contributing to the increase in general and administrative expenses was $275,000 in utility expenses, $230,000 in courier expenses and $213,000 in loan workout expenses driven by the Provident acquisition and the opening of three new branches during 2026. Data processing expenses increased $6.5 million, or 79.8%, during the nine months ended September 30, 2026, primarily the result of our significant investment in technology and systems, as well as three full quarters of increased transactional volume from the Provident acquisition. Occupancy and equipment expenses increased $3.4 million, or 73.9%, primarily driven by our acquisition of Provident, as well as the opening of three new branches and contract settlement fees. Core deposit intangible amortization expense increased $2.6 million, or 2,288.4%, primarily driven by amortization of the core deposit intangible acquired with Provident.

The table below sets forth our noninterest expense for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$78,515	$56,358	$22,157	39.31%
Data processing expenses	14,689	8,169	6,520	79.81%
Director and professional service fees	12,023	8,010	4,013	50.10%
Occupancy and equipment expenses	8,005	4,604	3,401	73.87%
Marketing and charitable contribution expenses	3,636	2,750	886	32.22%
FDIC and state insurance assessments	4,170	2,624	1,546	58.92%
Core deposit intangible amortization expense	2,675	112	2,563	2288.39%
General and administrative expenses	9,285	6,251	3,034	48.54%
Total noninterest expense	$132,998	$88,878	$44,120	49.64%

Income Tax Expense. Income tax expense increased $4.0 million, or 29.1%, to $17.6 million for the nine months ended September 30, 2026 from $13.7 million for the nine months ended September 30, 2025, mainly resulting from the increase in net income during the quarter ended September 30, 2026. The effective tax rate was 22.9% and 24.3% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the effective tax rate was driven by continued income tax credit purchases and investments.

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

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)
Interest-earning assets:
Loans	$6,357,513	$317,345	6.67%	$4,487,007	$223,524	6.66%
Securities	277,655	8,609	4.15%	233,156	6,850	3.93%
Other investments (5)	28,435	1,130	5.31%	29,565	1,046	4.73%
Short-term investments (5)	258,625	6,549	3.39%	214,386	6,966	4.34%
Total interest-earning assets	6,922,228	333,633	6.44%	4,964,114	238,386	6.42%
Non-interest-earning assets	393,509			277,045
Allowance for credit losses	(83,597)			(40,468)
Total assets	$7,232,140			$5,200,691

Interest-bearing liabilities:
Savings accounts	$212,354	1,075	0.68%	$118,426	360	0.41%
NOW accounts	704,120	6,949	1.32%	469,224	3,632	1.03%
Money market accounts	1,715,378	38,818	3.03%	1,094,418	27,204	3.32%
Certificates of deposit and individual retirement accounts	2,592,828	76,319	3.94%	1,959,009	64,005	4.37%
Total interest-bearing deposits	5,224,680	123,161	3.15%	3,641,077	95,201	3.50%
FHLB borrowings	140,645	4,063	3.86%	131,691	4,472	4.54%
FRB borrowings	34,066	957	3.76%	183	6	4.38%
Total interest-bearing liabilities	5,399,391	128,181	3.17%	3,772,951	99,679	3.53%
Non-interest-bearing deposits	874,812			590,686
Other non-interest-bearing liabilities	104,242			92,824
Total liabilities	6,378,445			4,456,461
Shareholders' equity	853,695			744,230
Total liabilities and shareholders' equity	$7,232,140			$5,200,691
Net interest income		$205,452			$138,707
Net interest rate spread (1)			3.27%			2.89%
Net interest-earning assets (2)	$1,522,837			$1,191,163
Net interest margin (3)			3.97%			3.74%

Average interest-earning assets to interest-bearing liabilities	128.20%			131.57%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.
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

	Nine Months Ended
	September 30, 2026 vs. 2025
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$93,368	$453	$93,821
Securities	1,363	396	1,759
Other	(38)	122	84
Short-term investments	6,007	(6,424)	(417)
Total interest-earning assets	100,700	(5,453)	95,247

Interest-bearing liabilities:
Savings accounts	389	326	715
NOW accounts	2,141	1,176	3,317
Money market accounts	13,792	(2,178)	11,614
Certificates of deposit and individual retirement accounts	17,750	(5,436)	12,314
Total interest-bearing deposits	34,072	(6,112)	27,960
FHLB borrowings	342	(751)	(409)
FRB borrowings	952	(1)	951
Total interest-bearing liabilities	35,366	(6,864)	28,502

Change in net interest income	$65,334	$1,411	$66,745

Management of Market Risk

General. The Bank’s most significant form of market risk is interest rate risk as the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our ERM Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our Board of Directors. The ERM Committee meets at least quarterly, is comprised of directors, executive officers and certain members of senior management, and reports to the full Board of Directors on at least a quarterly basis. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

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

The following table sets forth, as of September 30, 2026, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2026
Change in Interest Rates	Net Interest Income	Year 1 Change from
(basis points) (1)	Year 1 Forecast	Level
(Dollars in thousands)
300	313,603	6.8%
200	307,671	4.8%
100	301,449	2.6%
Level	293,698	—%
(100)	285,737	(2.7)%
(200)	280,513	(4.5)%
(300)	276,082	(6.0)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that as of September 30, 2026, we would have experienced a 4.8% increase in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 4.5% decrease in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

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

The following table sets forth, as of September 30, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase
At September 30, 2026	Estimated	(Decrease) in EVE
Change in Interest Rates (basis points) (1)	EVE	Amount	Percent
(Dollars in thousands)
300	1,313,557	(162,159)	(11.0)%
200	1,372,841	(102,875)	(7.0)%
100	1,429,845	(45,871)	(3.1)%
Level	1,475,716	N/A	—%
(100)	1,502,117	26,401	1.8%
(200)	1,498,494	22,778	1.5%
(300)	1,464,219	(11,497)	(0.8)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that as of September 30, 2026, we would have experienced a 7.0% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 1.5% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the FHLB and the Discount Window at the FRB. As of September 30, 2026, we had outstanding advances of $150.3 million from the FHLB. As of September 30, 2026, we had unused borrowing capacity of $680.3 million with the FHLB. At September 30, 2026, the Bank had $1.16 billion available from the discount window under the Borrower in Custody (“BIC”) program at the FRB. Additionally, as of September 30, 2026, we had $692.6 million of brokered deposits and pursuant to our internal liquidity policy, which allows us to utilize brokered deposits up to 25.0% of our total assets, we had an additional capacity of up to approximately $1.23 billion of brokered deposits. Uninsured deposits were $2.00 billion and $1.66 billion as of September 30, 2026 and December 31, 2025, respectively.

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

At September 30, 2026, we had $34.7 million in outstanding commitments to originate loans. In addition, we had $796.8 million in unused lines of credit to borrowers, $475.0 million in unused mortgage warehouse lines, $440.7 million in unadvanced construction loans and $7.5 million in letters of credit outstanding.

Non-brokered certificates of deposit due within one year of September 30, 2026 totaled $1.83 billion, or 28.0%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits, FHLB advances and FRB borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the non-brokered certificates of deposit due on or before September 30, 2027, or on our other interest-bearing deposit accounts. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2026.

Our primary investing activity is originating loans. During the nine months ended September 30, 2026, we originated $766.8 million of loans, net of repayments.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced net increases in total deposits of $667.6 million for the nine months ended September 30, 2026. At September 30, 2026 and December 31, 2025, the level of brokered time deposits was $692.6 million and $535.7 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. FHLB advances decreased $45.9 million during the nine months ended September 30, 2026.

For additional information, see the consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 included as part of the consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

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

As of September 30, 2026, the Bank and the Company exceeded all of their regulatory capital requirements, and were categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 11 of the notes to consolidated financial statements for more information.

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the three months ended September 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

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

NB BANCORP, INC.

Date: November 4, 2026	/s/ Joseph Campanelli
Joseph Campanelli
Chairman, President and Chief Executive Officer

Date: November 4, 2026	/s/ Jean-Pierre Lapointe
Jean-Pierre Lapointe
Senior Executive Vice President and Chief Financial Officer